Form 10-Q
period 1993-12-31
ADVEST GROUP INC
filed 1994-02-08
CIK 319489

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                             FORM 10-Q


(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X        SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended       December 31, 1993

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                      Commission File Number:      1-8408


                            THE ADVEST GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                         06-0950444
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)


One Commercial Plaza - 280 Trumbull Street
Hartford, Connecticut                                            06103
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (203) 525-1421

                               NONE
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                   8,766,517 shares
  Class                           Outstanding at January 31, 1994

Total of sequentially numbered pages 16.
Exhibit index sequential page nubmer page 15.

                      THE ADVEST GROUP, INC.

                               INDEX


                                                                  Page No.
PART I.  Financial Information

Item 1.    Financial Statements

     Consolidated Balance Sheets
        December 31, 1993 and September 30, 1993                        1

     Consolidated Statements of Operations
        Three Months Ended December 31, 1993 and 1992                   3

     Consolidated Statements of Cash Flows
        Three Months Ended December 31, 1993 and 1992                   4

     Consolidated Statement of Changes in Shareholders' Equity
        Three Months Ended December 31, 1993                            5

     Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8


PART II.  Other Information

Item 1.    Legal Proceedings                                           12

Item 6.    Exhibits and Reports on Form 8-K                            12



Signatures                                                             14

                      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          THE ADVEST GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                                                        December 31,     September 30,
(In thousands, except share and per share amounts)          1993             1993
- --------------------------------------------------------------------------------------
                                                        (unaudited)
Assets
   Cash and short-term investments
     Cash and cash equivalents                            $  29,032         $  19,232
     Cash and securities segregated under
        federal and other regulations                       119,965           106,173
     Interest-earning deposits and
        investments                                          19,000            35,000
                                                          ----------        ----------
                                                            167,997           160,405
                                                          ----------        ----------
   Receivables
     Brokerage customers, less reserve for
       doubtful accounts of $1,323 and $1,305               290,625           269,639
     Loans, less allowance for loan
       losses of $5,525 and $5,782                          253,263           244,932
     Brokers and dealers                                     39,781            32,261
     Interest and dividends                                   4,806             2,729
     Other                                                   11,052            12,292
                                                          ----------        ----------
                                                            599,527           561,853
                                                          ----------        ----------
   Securities
     Investment securities (market values
       of $68,450 and $48,065)                               68,559            48,104
     Securities available for sale (market values
       of $9,602 and $38,763)                                 9,591            38,662
     Securities inventory, at market value                   31,417            25,716
                                                          ----------        ----------
                                                            109,567           112,482
                                                          ----------        ----------
   Other assets
     Other real estate owned, net                            22,310            22,683
     Equipment and leasehold improvements,
       less accumulated depreciation and
       amortization of $25,997 and $25,724                    7,567             6,980
     Exchange memberships, at cost (latest
       sales prices of $2,786 and $2,827)                       998               998
     Other                                                   20,547            19,768
                                                          ----------        ----------
                                                             51,422            50,429
                                                          ----------        ----------
Total Assets                                              $ 928,513         $ 885,169
                                                          ==========        ==========
                                   - 1 -





                          THE ADVEST GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                                                        December 31,     September 30,
(In thousands, except share and per share amounts)          1993             1993
- --------------------------------------------------------------------------------------
                                                        (unaudited)
Liabilities & Shareholders' Equity

Liabilities
   Deposits                                               $ 345,677         $ 346,712
   Brokerage customers                                      369,700           328,150
   Brokers and dealers                                       42,596            48,597
   Compensation and benefits                                 13,727            16,118
   Checks payable                                            10,056            15,007
   Securities sold, not yet purchased, at market value        3,359             2,630
   Interest and dividends                                     2,909             2,022
   Short-term borrowings                                     14,752             1,652
   Other                                                     14,222            13,879
                                                          ----------        ----------
                                                            816,998           774,767

   Long-term borrowings                                      14,875            15,038

   Subordinated borrowings                                   21,375            21,375
                                                          ----------        ----------
                                                            853,248           811,180
                                                          ----------        ----------


Shareholders' Equity
   Preferred stock, par value $.01,
     authorized 2,000,000 shares, none issued                     -                 -
   Common stock, par value $.01,
     authorized 25,000,000 shares, issued
     10,566,422 shares and 10,563,422 shares                    106               105
   Paid-in capital                                           67,390            67,378
   Retained earnings                                         15,737            13,552
   Less:  Treasury stock, at cost,
             1,631,705 shares and 1,498,805 shares           (7,968)           (7,046)
                                                          ----------        ----------
                                                             75,265            73,989
                                                          ----------        ----------
Total Liabilities and Shareholders' Equity                $ 928,513         $ 885,169
                                                          ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   - 2 -

                          THE ADVEST GROUP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                                  Three Months Ended
                                                                     December 31,
(In thousands, except per share amount)                            1993        1992
- -------------------------------------------------------------------------------------
Revenues
   Commissions                                                 $  21,824   $  17,880
   Interest                                                       10,946      11,191
   Investment banking                                              9,357       8,278
   Principal transactions                                          9,082       8,162
   Asset management and administration                             3,969       3,916
   Other                                                           1,170         763
                                                               ----------  ----------
      Total revenues                                              56,348      50,190
                                                               ----------  ----------
Expenses
   Compensation and benefits                                      31,304      26,943
   Interest                                                        5,392       6,081
   Communications                                                  4,148       3,246
   Occupancy and equipment                                         3,979       4,341
   Professional                                                    1,511       1,128
   Provision for credit losses and asset devaluation               1,308       1,250
   Business development                                            1,231       1,235
   Brokerage, clearing and exchange                                  963         988
   Other                                                           2,678       2,883
                                                               ----------  ----------
      Total expenses                                              52,514      48,095
                                                               ----------  ----------
Income before taxes and extraordinary credit                       3,834       2,095
Provision for income taxes                                         1,649         518
                                                               ----------  ----------
Income before extraordinary credit                                 2,185       1,577
Extraordinary credit - utilization
   of operating loss carryforward                                      -         368
                                                               ----------  ----------
NET INCOME                                                     $   2,185   $   1,945
                                                               ==========  ==========
Net income per common share:
   Primary:
      Income before extraordinary credit                       $    0.24   $    0.16
      Extraordinary credit                                             -        0.04
                                                               ----------  ----------
      Net income                                               $    0.24   $    0.20
                                                               ==========  ==========
   Assuming full dilution:
      Income before extraordinary credit                       $    0.23   $    0.16
      Extraordinary credit                                             -        0.04
                                                               ----------  ----------
      Net income                                               $    0.23   $    0.20
                                                               ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                   - 3 -

                           THE ADVEST GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                         Three Months Ended
                                                                             December 31,
                                                                        --------------------
(In thousands)                                                             1993       1992
- --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $  2,185   $  1,945
  Adjustments to reconcile net income to net cash
       provided by operating activites:
    Amortization                                                           1,168        857
    Depreciation                                                             494        460
    Provision for credit losses and asset devaluation                      1,308      1,250
    Other                                                                    880        702
  Deferred ESOP contribution                                                   -      1,000
  (Increase) decrease in operating assets:
    Receivables from brokerage customers                                 (21,106)    21,789
    Receivables from brokers and dealers                                  (7,520)       515
    Securities inventory                                                  (5,701)    (2,787)
    Cash and securities segregated under federal and other regulations   (13,792)   (44,980)
    Other                                                                   (939)    (1,985)
  Increase (decrease) in operating liabilities:
    Brokerage customers                                                   41,550     41,607
    Brokers and dealers                                                   (6,001)       512
    Checks payable                                                        (4,951)   (11,364)
    Other                                                                 (1,950)     1,841
                                                                        ---------  ---------
Net cash (used for) provided by operating activities                     (14,375)    11,362
                                                                        ---------  ---------
FINANCING ACTIVITIES
  Net decrease in deposits                                                (1,035)    (9,790)
  Repayment of short-term borrowings                                        (663)      (163)
  Short-term brokerage borrowings, net                                    13,600     (1,500)
  Other                                                                     (909)      (388)
                                                                        ---------  ---------
Net cash provided by (used for) financing activities                      10,993    (11,841)
                                                                        ---------  ---------
INVESTING ACTIVITIES
  Proceeds from sales of investments                                      10,910      7,161
  Proceeds from maturities of investments                                 64,379     33,294
  Purchase of investment securities and short-term investments           (50,788)   (45,144)
  Principal collections on loans                                          10,938     14,814
  Proceeds from other real estate owned, net                                 903      1,565
  Loans originated                                                       (19,457)   (12,682)
  Other                                                                   (3,703)       159
                                                                        ---------  ---------
Net cash provided by (used for) investing activities                      13,182       (833)
                                                                        ---------  ---------
Increase (decrease) in cash and cash equivalents                           9,800     (1,312)
Cash and cash equivalents at beginning of period                          19,232     31,118
                                                                        ---------  ---------
Cash and cash equivalents at period end                                 $ 29,032   $ 29,806
                                                                        =========  =========


Interest paid                                                           $  5,164   $  5,769
Income taxes paid                                                       $    308   $    813
Non-cash transfers:
  Loans to OREO                                                         $    737   $    706
  Securities held for sale to Investment securities                     $ 27,910   $      -

The accompanying notes are an integral part of these consolidated financial statements.

                             THE ADVEST GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                         $.01 Par Value
(In thousands,            Common Stock                          Treasury Stock       Total
except share and        ----------------  Paid-In  Retained  -------------------  Shareholders'
per share amounts)       Shares   Amount  Capital  Earnings    Shares     Amount     Equity
- -----------------------------------------------------------------------------------------------
Balance, as of
  September 30, 1993   10,563,422  $105   $67,378   $13,552  (1,498,805) ($7,046)   $73,989

Net Income                                            2,185                           2,185

Exercise of Stock
  Options                   3,000     1        12                                        13

Purchase of
  Treasury Stock                                               (132,900)    (922)      (922)
                      -------------------------------------------------------------------------
Balance, as of
  December 31, 1993    10,566,422  $106   $67,390   $15,737  (1,631,705) ($7,968)   $75,265
                      =========================================================================











The accompanying notes are an integral part of these consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.     Financial Statements:

           The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (the "Company"), including Advest, Inc. ("Advest"), a broker dealer; Advest Bank (the "Bank"), a state-chartered savings bank; Boston Security Counsellors, an investment management company; and Billings & Company, Inc., a real estate services company. All significant intercompany transactions and accounts have been eliminated in consolidation. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition and results of operations for the interim periods presented have been made. Certain fiscal 1993 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

           The statements should be read in conjunction with the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1993, as filed with the Securities and Exchange Commission on Form 10-K.

2.     Summary of Significant Accounting Policies:

           On October 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of events that have been reported in the Company's financial statements or tax returns, including net operating losses. If it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation reserve must be provided. The adoption of SFAS 109 did not have a material effect on the Company's financial condition or results of operations.

           During the quarter ending December 31, 1993, the Bank transferred approximately $28.0 million of FNMA and FHLMC adjustable rate mortgage backed securities from the available for sale portfolio to the held for investment portfolio. The transfer reflected a reevaluation of management's intent with respect to these securities, which have relatively short average lives (4 to 5 years) and will not be needed to meet liquidity needs. Consistent with Company accounting policies, investments held to maturity are carried at amortized cost. Investments available for sale are carried at the lower of aggregate cost or market.

3.     Capital and Regulatory Requirements:

           Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances.

           At December 31, 1993, Advest's regulatory net capital of $31.8 million was 10% of aggregate debit balances and exceeded required net capital by $25.7 million.

           The Federal Deposit Insurance Corporation ("FDIC") requires most banks to establish and maintain leverage capital of 4% to 5%. Pursuant to a Memorandum of Understanding (the "MOU") with the Regional Director of the FDIC and the Banking Commissioner of the State of Connecticut, the Bank is required to exercise all reasonable good faith efforts to achieve (generally within unspecified time periods) certain goals, including among others: to achieve and maintain a leverage capital ratio of at least 6% and comply with existing risk-based capital requirements, to ensure that there are adequate loan loss reserves and quarterly evaluations of such reserves, to reduce the level of overdue and non-accrual loans to not more than 5% of total loans, to reduce the level of adversely classified assets to not more than 40% of total capital and reserves, to develop a written policy addressing concentrations of credit and to provide periodic progress reports to regulatory agencies.

           At December 31, 1993, the Bank's leverage capital ratio was 6.2% which met the regulatory requirements. In addition, the Bank must maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At December 31, 1993, the Bank's total risk-based capital ratio was 10.7% and the Tier 1 ratio was 9.4%, which exceeded the regulatory requirements.

4.     Income per share calculations:

           Primary income per common share is computed by dividing net income, respectively, by the weighted average number of common stock and common stock equivalents outstanding during the period. Fully diluted income per common share assumes conversion of outstanding convertible debentures as well.

           The weighted average number of common stock and common stock equivalents included in the primary and fully diluted per share calculations are as follows (in thousands):

           For the quarters ended December 31,          1993         1992

           Primary                                     9,286        9,568
                                                      ======       ======
           Assuming full dilution                     10,872        9,568
                                                      ======       ======

5.     Income Taxes:

           The implementation of SFAS 109 on October 1, 1993 had no material effect on the Company's results of operations and financial condition. At October 1, 1993, deferred tax assets and liabilities were comprised of (in thousands):

                 Deferred Tax Assets:
                    Loss reserves                  $ 3,623
                    Employee benefits                3,655
                    Loss carryforwards and
                      tax credits                    2,035
                    Other                              298
                                                    ------
                                                     9,611
                                                    ------

                 Deferred Tax Liabilities:
                    Partnerships                     2,069
                    Employee benefits                1,733
                    Loss reserves                      620
                    Depreciation                       403
                    Other                               92
                                                    ------
                                                     4,917
                                                    ------
                 Net deferred income taxes         $ 4,694
                                                    ======

       The above amounts are net of valuation reserves of $1.6 million primarily related to state net operating loss carryforwards and loan loss allowances which are not expected to be realized. As of October 1, 1993, the Company had federal and state net operating losses of $4.1 million and $5.0 million, respectively. The federal carryforwards expire in 2008 and the state carryforwards expire on various dates through 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

       The Advest Group, Inc. is a financial services holding company engaged with its operating subsidiaries (the "Company") in securities brokerage, trading, investment banking, commercial and consumer lending, asset management and related financial services. All aspects of the business of the Company are highly competitive and impacted by a variety of factors outside of its control including economic conditions, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next. Principal operating subsidiaries are Advest, Inc., a broker-dealer; Advest Bank (the "Bank"), a state-chartered savings bank and Boston Security Counsellors ("BSC"), an investment advisor.

       The Company reported its sixth consecutive quarterly profit for the quarter ending December 31, 1993, posting pre-tax income of $3.8 million, an 83% increase over the prior year. Net income advanced 12% to $2.2 million ($.24 per share) compared with $1.9 million ($.20 per share) a year earlier. Results for the 1992 quarter also included a $.04 per share extraordinary credit from the utilization of net operating loss carryforwards.

Advest, Inc.

       The calendar year ended December 31, 1993 produced record stock and bond underwritings on Wall Street for the third consecutive year, raising $1.5 trillion in new capital world-wide and surpassing 1992 results by 36%. The Dow closed at 3754 reflecting 6% and 14% increases for the quarter and year, respectively. Over-the-counter issues gained 15% on the year (2% on the quarter) as the NASDAQ Composite closed at 777. Investors continue to turn to the equity arena for higher yields and cyclical stocks, particularly, in the fourth quarter, benefitted as the economy showed signs of sustained recovery. Municipal debt offerings were in demand as investors looked to shelter income and corporations took advantage of lower rates to replace high cost debt.

       Advest posted pre-tax earnings of $5.1 million for the quarter, a 42% increase from the prior year. Revenues increased across the board including net interest income. Production per broker increased 8% to $286,000 on an annualized basis and there were 500 salesmen at December 31, 1993.

Advest Bank

       The Bank reported a pre-tax loss of $68,000 for the quarter, a 63% improvement from the prior year. The improvement is attributable to a $.6 million decrease in loan loss and OREO provisions in the current year which was partly offset by increases in other operating expenses. At December 31, 1993, non-performing assets of the Bank were $28.1 million (7.3% of total bank assets) compared with $27.8 million (7.2% of total bank assets) at September 30, 1993.

       Advest Bank continues to concentrate its lending efforts on one to four family residential mortgages. During the quarter, residential mortgage loans increased by $11.1 million and commercial loans decreased by $3.1 million. The Bank's level of delinquent loans decreased slightly from 5.32% at September 30, 1993 to $5.26% at December 31, 1993. The loan loss reserves stood at $5.3 million or 2.1% of total loans and 90.6% of non-performing loans. This compares with loan loss reserves of $5.4 million or 2.2% of total loans and 105.3% of non-performing loans at September 30, 1993.

Other

       BSC posted record quarterly revenues of $1.1 million in the current quarter and its pre-tax earnings increased 93% to $.4 million compared with the prior year. Total assets under management (including the Company's proprietary Advantage Mutual Funds) increased 47% to $697 million.

       As of January 1,1994, Lyons, Zomback & Ostrowski, Inc., the Company's financial consulting subsidiary, was merged into the corporate finance division of Advest.

Results of Operations

              Three Months Ended December 31, 1993 Versus
                  Three Months Ended December 31, 1992

       Net revenues, total revenues less interest expense, increased 16% to $51.0 million and expenses, excluding interest, rose 12% to $47.1 million. The effective tax rate was 43% in the current quarter compared with 25% in the prior year. The lower rate in December 1992 resulted from the realization of certain permanent differences associated with the book and tax basis of assets sold in the November 1992 sale of Shore & Reich, Ltd., a pension plan administrator.

       Commission revenue increased $3.9 million (22%) to $21.8 million, led by sales and distribution fees related to proprietary and other mutual funds which increased 33% to $6 million. Sales of insurance products, particularly tax-sheltered variable annuities, increased $.7 million (82%) and income from over-the-counter stocks and listed issues rose $.9 million (41%) and $.4 million (4%), respectively.

       Revenue from principal transactions was $9.1 million, a $.9 million (11%) increase. Commissions on equities increased $.8 million (40%) and were partially offset by a $.1 million decline in related trading profits. Bond commissions were up $.1 million (3%) as increases, primarily from sales of high yield corporate issues, were substantially offset by declines in sales of collateralized mortgage obligations. Trading profits on municipal and government obligations increased $.2 million (78%).

       Investment banking revenues increased $1.1 million (13%) to $9.4 million primarily due to a $1.1 million (32%) increase in equity underwriting commissions. A $1.0 million increase in management fees was negated by a decline in other fee income related to a substantial fee received in the prior year's quarter. Advest's corporate finance division continues to focus its efforts on raising capital for mid-sized companies, primarily in the financial and healthcare industries. Public finance services healthcare and educational institutions as well as state and local issuers.

       Asset management and administration revenue from continuing operations increased $.6 million (18%) to $4.0 million. Advest and BSC posted $.3 million (12%) and $.3 million (35%) increases respectively as a result of increased assets under management. Overall, asset management fees are substantially unchanged between periods due to $.6 million in revenue posted by S&R in the 1992 period prior to its sale.

       Net interest income increased $.4 million (9%) to $5.6 million.
Advest's net interest was up $.5 million (17%) primarily due to an increase in average margin debits and related interest spreads and higher yields on short-term investments. The Bank's net interest declined less than $.1 million (3%), although net interest income as a percentage of average assets was up slightly for the current quarter.

       Other income increased $.4 million (53%) primarily as a result of increases in various fees.

       Compensation and benefits expenses increased $4.4 million (16%) in the 1993 quarter primarily due to sales related compensation and incentives at Advest. Firm-wide, compensation increased due to general payroll increases as well as enhancements to the Company's retirement program. The sale of S&R reduced payroll by $.3 million in the current year.

       Communications costs increased $.9 million (28%) primarily as a result of the conversion to ADP which took place in January 1993. Occupancy and equipment costs decreased $.4 million (8%) primarily due to lower equipment costs and rent expense associated with the ADP conversion and the sale of S&R, respectively. Professional fees increased $.4 million (34%) primarily due to higher legal expenses and contract labor costs at Advest and the Bank.


Liquidity and Capital Resources

               Three Months Ended December 31, 1993

       There have been no material changes to the Company's liquidity or capital resources since September 30, 1993.

                    PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

       The Company has been named as defendant in various legal actions. These actions have arisen principally from the securities and investment banking business. In the opinion of management, based on discussion with counsel, the outcome of these matters will not result in a material effect on the financial condition or future operating results of the Company.


Item 6.  Exhibits and Reports on Form 8-K


    (a) Exhibits

           Exhibit 11 -- Computation of Net Income Per Share

           Coopers & Lybrand report on limited review performed on interim financial information contained herein (see page 13)

    (b) Reports on Form 8-K

           None

LOGO

                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of operations and cash flows for the three-month periods ended December 31, 1993 and 1992, and changes in shareholders' equity for the three-month period ended December 31, 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 28, 1993, we expressed an unqualifed opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       COOPERS & LYBRAND
                                       (Coopers & Lybrand)


Hartford, Connecticut
January 20, 1994

                            SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                              The Advest Group, Inc.
                                                   Registrant




Date      February 1, 1994                  Allen Weintraub
                                            (Allen Weintraub),
                                            President and Chief
                                            Executive Officer



Date      February 1, 1994                  Martin M. Lilienthal
                                            (Martin M. Lilienthal),
                                            Senior Vice President and
                                            Chief Financial Officer

                           EXHIBIT INDEX



 Exhibit        Description                                 Page


    11        Computation of Net Income Per Share            16