Form 10-Q
period 1994-03-31
ADVEST GROUP INC
filed 1994-05-10
CIK 319489

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X        SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended       March 31, 1994

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

Common Stock, $.01 par value                    8,701,117 shares
        Class                            Outstanding at April 30, 1994


Total of sequentially numbered pages 18.
Exhibit index sequential page number page 17.

                           THE ADVEST GROUP, INC.

                                    INDEX


                                                                  Page No.
PART I.  Financial Information

Item 1.    Financial Statements

     Consolidated Balance Sheets
        March 31, 1994 and September 30, 1993                           1

     Consolidated Statements of Operations
        Three and Six Months Ended March 31, 1994 and 1993              3

     Consolidated Statements of Cash Flows
        Six Months Ended March 31, 1994 and 1993                        4

     Consolidated Statement of Changes in Shareholders' Equity
        Six Months Ended March 31, 1994                                 5

     Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8


PART II.  Other Information

Item 1.    Legal Proceedings                                           13

Item 4.    Submission of Matters to a Vote of Security Holders         13

Item 6.    Exhibits and Reports on Form 8-K                            14



Signatures                                                             16

                              Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  THE ADVEST GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS
                                                          March 31,      September 30,
(In thousands, except share and per share amounts)          1994             1993
- --------------------------------------------------------------------------------------
                                                        (unaudited)
Assets
   Cash and short-term investments
     Cash and cash equivalents                            $   9,808         $  19,232
     Cash and securities segregated under
        federal and other regulations                       100,635           106,173
     Interest-earning deposits and
        investments                                          19,000            35,000
                                                          ----------------------------
                                                            129,443           160,405
                                                          ----------------------------
   Receivables
     Brokerage customers, less reserve for
       doubtful accounts of $1,455 and $1,305               303,162           269,639
     Loans, less allowance for loan
       losses of $5,584 and $5,782                          258,804           244,932
     Brokers and dealers                                     49,652            32,261
     Interest and dividends                                   3,383             2,729
     Other                                                   10,483            12,292
                                                          ----------------------------
                                                            625,484           561,853
                                                          ----------------------------
   Securities
     Investment securities (market values
       of $62,452 and $48,065)                               62,742            48,104
     Securities inventory, at market value                   32,005            25,716
     Securities available for sale (market values
       of $7,847 and $38,763)                                 7,841            38,662
                                                          ----------------------------
                                                            102,588           112,482
                                                          ----------------------------
   Other assets
     Other real estate owned, net                            20,381            22,683
     Equipment and leasehold improvements,
       less accumulated depreciation and
       amortization of $26,944 and $25,724                    8,188             6,980
     Exchange memberships, at cost (latest
       sales prices of $2,838 and $2,827)                       998               998
     Other                                                   22,270            19,768
                                                          ----------------------------
                                                             51,837            50,429
                                                          ----------------------------
Total Assets                                              $ 909,352         $ 885,169
                                                          ============================



                                  THE ADVEST GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS
                                                          March 31,      September 30,
(In thousands, except share and per share amounts)          1994             1993
- --------------------------------------------------------------------------------------
                                                        (unaudited)
Liabilities & Shareholders' Equity

Liabilities
   Brokerage customers                                    $ 353,405         $ 328,150
   Deposits                                                 325,625           346,712
   Brokers and dealers                                       64,766            48,597
   Checks payable                                            16,019            15,007
   Compensation and benefits                                 13,383            16,118
   Short-term borrowings                                     13,352             1,652
   Interest and dividends                                     2,468             2,022
   Securities sold, not yet purchased, at market value        1,994             2,630
   Other                                                     12,562            13,879
                                                          ----------------------------
                                                            803,574           774,767

   Long-term borrowings                                      10,213            15,038

   Subordinated borrowings                                   21,375            21,375
                                                          ----------------------------
                                                            835,162           811,180
                                                          ----------------------------


Shareholders' Equity
   Preferred stock, par value $.01,
     authorized 2,000,000 shares, none issued                     -                 -
   Common stock, par value $.01,
     authorized 25,000,000 shares, issued
     10,567,222 shares and 10,563,422 shares                    106               105
   Paid-in capital                                           67,393            67,378
   Retained earnings                                         15,997            13,552
   Less:  Treasury stock, at cost,
             1,833,605 shares and 1,498,805 shares           (9,306)           (7,046)
                                                          ----------------------------
                                                             74,190            73,989
                                                          ----------------------------
Total Liabilities and Shareholders' Equity                $ 909,352         $ 885,169
                                                          ============================

The accompanying notes are an integral part of these consolidated financial statements.



                                  THE ADVEST GROUP, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                                                Three Months Ended       Six Months Ended
                                                     March 31,               March 31,
(In thousands, except per share amount)         1994        1993         1994       1993
- ------------------------------------------------------------------------------------------
Revenues
   Commissions                              $  23,112   $  20,156    $  44,936   $ 38,035
   Interest                                    10,822      10,233       21,768     21,424
   Principal transactions                       7,797       8,317       16,879     16,480
   Investment banking                           5,265       6,701       14,622     14,979
   Asset management and administration          4,114       3,279        8,083      7,195
   Other                                          878         568        2,048      1,331
                                            ----------------------------------------------
      Total revenues                           51,988      49,254      108,336     99,444
                                            ----------------------------------------------
Expenses
   Compensation and benefits                   30,384      27,350       61,687     54,293
   Interest                                     5,312       5,976       10,704     12,057
   Communications                               4,365       3,794        8,513      7,040
   Occupancy and equipment                      4,018       3,920        7,997      8,261
   Provision for credit losses
      and asset devaluation                     1,768         559        3,076      1,809
   Professional                                 1,331       1,353        2,842      2,481
   Business development                         1,106         931        2,338      2,166
   Brokerage, clearing and exchange               992         874        1,955      1,863
   Other                                        2,257       2,883        4,935      5,766
                                            ----------------------------------------------
      Total expenses                           51,533      47,640      104,047     95,736
                                            ----------------------------------------------
Income before taxes and extraordinary credit      455       1,614        4,289      3,708
Provision for income taxes                        196         649        1,844      1,167
                                            ----------------------------------------------
Income before extraordinary credit                259         965        2,445      2,541
Extraordinary credit - utilization
   of operating loss carryforward                   -         499            -        867
                                            ----------------------------------------------
NET INCOME                                  $     259   $   1,464    $   2,445   $  3,408
                                            ==============================================
Net income per common and common equivalent share:
   Primary:
      Income before extraordinary credit    $    0.03   $    0.10    $    0.27   $   0.27
      Extraordinary credit                          -        0.05            -       0.09
                                            ----------------------------------------------
      Net income                            $    0.03   $    0.15    $    0.27   $   0.36
                                            ==============================================
   Assuming full dilution:
      Income before extraordinary credit    $    0.03   $    0.10    $    0.27   $   0.27
      Extraordinary credit                          -        0.05            -       0.09
                                            ----------------------------------------------
      Net income                            $    0.03   $    0.15    $    0.27       0.36
                                            ==============================================

The accompanying notes are an integral part of these consolidated financial statements.
                                           - 3 -

                                    THE ADVEST GROUP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                          Six Months Ended
                                                                              March 31,
(In thousands)                                                             1994       1993
- --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $  2,445   $  3,408
  Adjustments to reconcile net income to net cash
       provided by operating activites:
    Amortization                                                           2,420      2,106
    Depreciation                                                           1,023        922
    Provision for credit losses and asset devaluation                      3,076      1,809
    Other                                                                  1,120      1,571
  Deferred ESOP contribution                                                   -      1,000
  (Increase) decrease in operating assets:
    Receivables from brokerage customers                                 (33,634)    46,433
    Receivables from brokers and dealers                                 (17,391)     5,191
    Securities inventory                                                  (6,289)      (124)
    Cash and securities segregated under federal and other regulations     5,538    (74,091)
    Other                                                                    243     (4,234)
  Increase (decrease) in operating liabilities:
    Brokerage customers                                                   25,255     31,119
    Brokers and dealers                                                   16,169      4,681
    Checks payable                                                         1,012      5,196
    Other                                                                 (6,245)    (4,307)
                                                                        --------------------
Net cash (used for) provided by operating activities                      (5,258)    20,680
                                                                        --------------------
FINANCING ACTIVITIES
  Net decrease in deposits                                               (21,087)   (14,267)
  Repayment of short-term borrowings                                      (1,325)    (3,325)
  Short-term brokerage borrowings, net                                     8,200     (1,500)
  Proceeds from long-term borrowing                                            -      5,000
  Other                                                                   (2,244)      (686)
                                                                        --------------------
Net cash used for financing activities                                   (16,456)   (14,778)
                                                                        --------------------
INVESTING ACTIVITIES
  Proceeds from sales of investments                                      10,914     23,328
  Proceeds from maturities of investments                                 90,199     92,576
  Purchase of investment securities and short-term investments           (69,211)  (118,515)
  Principal collections on loans                                          21,325     20,259
  Proceeds from other real estate owned, net                               2,936      5,319
  Loans originated                                                       (37,111)   (22,128)
  Other                                                                   (6,762)      (824)
                                                                        --------------------
Net cash provided by investing activities                                 12,290         15
                                                                        --------------------
(Decrease) increase in cash and cash equivalents                          (9,424)     5,917
Cash and cash equivalents at beginning of period                          19,232     31,118
                                                                        --------------------
Cash and cash equivalents at period end                                 $  9,808   $ 37,035
                                                                        ====================



Interest paid                                                           $ 10,749   $ 11,906
Income taxes paid                                                       $    578   $    950
Non-cash transfers:
  Loans to OREO                                                         $    865   $  1,693
  Securities available for sale to Investment securities                $ 27,910   $      -

The accompanying notes are an integral part of these consolidated financial statements.

                                             - 4 -

                                     THE ADVEST GROUP, INC.
                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (Unaudited)

(In thousands,           $.01 Par Value                                              Total
except share and          Common Stock    Paid-in  Retained     Treasury Stock    Shareholders'
per share amounts)       Shares   Amount  Capital  Earnings    Shares     Amount     Equity
- -----------------------------------------------------------------------------------------------
Balance, as of
  September 30, 1993   10,563,422  $105   $67,378   $13,552  (1,498,805) ($7,046)   $73,989

Net Income                                            2,445                           2,445

Exercise of Stock
  Options                   3,800     1        15                                        16

Purchase of
  Treasury Stock                                               (334,800)  (2,260)    (2,260)
                      -------------------------------------------------------------------------
Balance, as of
  March 31, 1994       10,567,222  $106   $67,393   $15,997  (1,833,605) ($9,306)   $74,190
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

         During the quarter ending December 31, 1993, the Bank transferred approximately $28.0 million of FNMA and FHLMC adjustable rate mortgage backed securities from the available for sale portfolio to the held for investment portfolio. The transfer reflected a reevaluation of management's intent with respect to these securities, which have relatively short weighted-average remaining lives (4 to 5 years) and will not be needed to meet liquidity needs. Consistent with Company accounting policies, investments held to maturity are carried at amortized cost. Investments available for sale are carried at the lower of aggregate cost or market.

         In general, the Company classifies its securities portfolios as follows. Securities designated as investment securities are purchased with the intent they will be held to maturity in portfolio for purposes of earning interest and dividends. Securities available for sale have been identified as assets which are held for indefinite time periods and are likely to be sold prior to maturity. Securities inventory consists of trading account securities which are generally held for resale within a relatively short time frame.

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

         At March 31, 1994, Advest's regulatory net capital of $29.6 million was 10% of aggregate debit balances and exceeded required net capital by $23.4 million.

         The Federal Deposit Insurance Corporation ("FDIC") requires most banks to establish and maintain leverage capital of 4% to 5%. Pursuant to a Memorandum of Understanding (the "MOU") with the Regional Director of the FDIC and the Banking Commissioner of the State of Connecticut, the Bank is required to exercise all reasonable good faith efforts to achieve (generally within unspecified time periods) certain goals, including among others: to achieve and maintain a leverage capital ratio of at least 6% and comply with existing risk-based capital requirements, to ensure that there are adequate loan loss reserves and quarterly evaluations of such reserves, to reduce the level of adversely classified assets to not more than 40% of total capital and reserves and to provide periodic progress reports to regulatory agencies.

         At March 31, 1994, the Bank's leverage capital ratio was 6.24% which met the regulatory requirements. In addition, the Bank must maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At March 31, 1994, the Bank's total risk-based capital ratio was 10.62% and the Tier 1 ratio was 9.36%, which exceeded the regulatory requirements.

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

         The weighted average number of common stock and common stock equivalents included in the primary and fully diluted per share calculations are as follows (in thousands):

                               For the quarters     For the six months
                                ended March 31,        ended March 31,
                                1994       1993        1994      1993
                               ----------------     ------------------
     Primary                   9,054      9,523       9,163     9,548
                              =====      =====       =====     =====
     Assuming full dilution    9,054      9,523       9,163     9,548
                              =====      =====       =====     =====

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

General

     The Advest Group, Inc. is a financial services holding company engaged with its operating subsidiaries (the "Company") in securities brokerage, trading, investment banking, commercial and consumer lending, asset
                                    - 8 -
management and related financial services. All aspects of the business of the Company are highly competitive and impacted by a variety of factors outside of its control including economic conditions, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next. Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer; Advest Bank (the "Bank"), a state-chartered savings bank and Boston Security Counsellors ("BSC"), an investment advisor.

     The Company reported net income of $.3 million ($.03 per share) for its second fiscal quarter compared with income before extraordinary credit of $1.0 million ($.10 per share) in the year earlier period. Higher commissions and asset management fees in the current quarter were partially offset by trading losses and lower investment banking revenues at Advest. Increased compensation and benefit costs, primarily related to brokerage sales volume, and a $1.2 million charge related to a commercial loan default of the Bank also impacted quarterly results. In addition, the 1993 quarter had benefitted from a lower effective tax rate and a $.5 million ($.05 per share) extraordinary credit from the utilization of operating loss carryforwards. This resulted in net income for the 1993 period of $1.5 million ($.15 per share).

Advest, Inc.

     The three year underwriting surge on Wall Street has gone on hold as results for the quarter ended March 31, 1994 reflected the first decline in new stock and bond offerings since 1990. The DOW, after reaching a high of 3978 on January 31, closed the quarter down 3% at 3636, its first quarterly loss since September 1990. Security prices were impacted by the start of a long anticipated market correction and higher interest rates. The Nasdaq Composite and the S&P 500 also lost ground during the quarter, each declining more than 4%.

     Advest posted pre-tax income of $2.5 million in the current quarter compared with $3.0 million in the prior year, an 18% decline. The results include the activities of Lyons, Zomback & Ostrowski ("LZO"), the Company's financial consulting subsidiary, which was made an operating division of Advest on January 1. Advest began its second quarter at an exceptional pace but the momentum halted definitively as the quarter progressed, reflecting the trend on Wall Street. Total revenues increased 8% to $45.1 million led by a 15% increase in commissions, however, expenses were up 11% to $42.6 million, primarily due to sales-related increases in compensation
costs.   On an annualized basis, gross production per account executive is averaging approximately $284,000.

Advest Bank

     Advest Bank reported a pre-tax loss of $1.1 million in the current quarter compared with a $.7 million loss in the prior year, the first time in seven quarters that results had not improved on a year to year basis. The loss was primarily attributable to $1.2 million in charges related to carrying values and interest reversals on a previously performing loan. On an operating level, the ratio of interest-earning assets to interest-bearing liabilities rose to 101.6% from 98.7% in the prior year due to an $8.9 million decline in average non-performing assets. In addition, the rate spread between interest-bearing assets and liabilities widened. These rate improvements were somewhat offset by a declining asset base as average total assets of the Bank declined approximately $21.0 million.
                                    - 9 -

     At March 31, 1994, the Bank's non-performing assets were $31.2 million (8.6% of total assets) compared with $35.0 million (8.8% of total assets) a year ago. Loan loss reserves were $5.1 million or 2.0% of total loans and 47.2% of non-performing loans. In 1993, reserves were $5.7 million or 2.4% and 100.3% of total and non-performing loans, respectively. Management's assessment of reserve adequacy includes a loan by loan analysis of large performing and all non-performing loans, and was judged adequate at each quarter end. Tier one leverage capital and risk-based capital ratios were
6.24 % and 10.62%, respectively, at March 31, 1994 compared with 6.01% and 10.37%, respectively, in the 1993 quarter.

Other

     Operating results of certain other subsidiaries reflected continued improvement in the 1994 quarter as well. BSC's pre-tax profit advanced 43% to $.4 million as assets under management, including the Company's proprietary mutual funds, increased 35% to $.7 billion. Results for Billings & Co., a real estate services subsidiary, improved $.2 million (40%).

RESULTS OF OPERATIONS

                  Three Months Ending March 31, 1994 Versus
                    Three Months Ending March 31, 1993

     Net revenues, total revenue less interest expense, increased 8% to $46.7 in the current quarter. Expenses, excluding interest, were $46.2 million, up 11%. Pre-tax income declined 72% to $.5 million while net income declined 82% to $.3 million. The decline in net income was higher due to both a lower effective tax rate and an extraordinary credit in the 1993 quarter, as previously noted.

     Commission revenue advanced $3.0 million (15%) to $23.1 million. Sales credits and distribution fees related to proprietary and other mutual funds rose $.8 million (15%) to $6.4 million. Sales credits from over-the-counter stocks were up $.8 million (35%) to $3.0 million. Income on commodity sales increased more than six-fold to $.7 million and sales of insurance products more than doubled to $1.5 million.

     Revenue from principal transactions was $7.8 million in the current quarter, a decline of $.5 million (6%). Trading losses were posted for fixed income and NASDAQ departments reflecting the rise in interest rates and the corresponding equity market correction. These trading losses were partly offset by an increase in sales credits during the quarter.

     Investment banking revenues declined $1.4 million (21%) to $5.3 million from 1993. Advest's revenues, excluding its Financial Institutions Group ("FIG") declined $1 million (17%), primarily due to significant declines in closed end fund offerings. The FIG contributed $.4 million of revenue in its first quarter as a division of Advest, a decline of $.5 million from its prior year results as LZO.

     The Company's continued focus on generating fee-based income has resulted in significant increases in assets under management in the Company's proprietary mutual funds as well as private accounts. Asset management and administration revenue increased $.8 million (26%) as BSC and Advest posted increases of 28% and 21%, respectively, in managed account income. Other income increased $.3 million (55%) in the current quarter primarily due to higher service-related revenue.

     Net interest income was $5.5 million in the current quarter, a $1.3 million (29%) improvement from the prior year. Advest's net interest gained $.8 million (29%) primarily due to higher average margin debits and related spreads. The Bank's net interest rose $.4 million (19%) from the year earlier quarter. Approximately, $.3 million of this difference relates to loan interest reversals in the 1993 quarter relating to non-performing loans. The balance relates to additional premium amortization taken in 1993 on the Bank's investment portfolio to reflect accelerated prepayments of mortgage-backed securities. For the current quarter, the effect of an increased ratio of earning assets was substantially offset by the aforementioned interest reversals on a previously performing commercial loan as well as the planned shrinkage of total bank assets.

     Compensation and benefits expenses increased $3.0 million (11%) in 1994 quarter. The increase relates to higher commissions and other volume-related incentives and to general firm payroll, insurance and payroll tax increases. Communications costs rose $.6 million (15%) due to volume-driven cost increases, higher service costs and prior year one-time credits related to the back office outsourcing. The provision for credit losses and asset devaluation increased $1.2 million (216%) in the current quarter primariliy due to a non-performing loan of the Bank, as previously discussed. Other expenses declined $.6 million (22%) primarily due to decreases in OREO-related costs of the Bank and lower settlement, syndicate, and other fee expenses of Advest.

                   Six Months Ended March 31, 1994 Versus
                      Six Months Ended March 31, 1993

     The Company's net revenues and expenses were $97.6 million and $93.3 million, respectively, both reflecting 12% increases. Year-to-date, pre-tax income rose 16% to $4.3 million, however, net income declined 28% to $2.4 million ($.27 per share) from $3.4 million ($.36 per share) in the 1993 period. The prior year's net results were higher as a result of a 31% effective tax rate (compared with 43% in the current year) and a $.9 million ($.09 per share) extraordinary credit from the utilization of operating loss carryforwards.

     On the year, commission revenue advanced $6.9 million (18%) to $44.9 million led by sales and distribution fees related to proprietary and other mutual funds which increased $2.3 million (58%). Commissions related to sales of over-the-counter stocks, insurance products, and commodities increased $1.7 million (38%), $1.5 million (92%) and $.9 million (453%), respectively. Listed issues gained $.4 million (2%).

     Revenue from principal transactions increased $.4 million (2%) to $16.9 million, as the current quarter's decline offset nearly half of the first quarter's gain. Stock commissions were up $1.3 million (33%) but were partially offset by a $.2 million (58%) decline in related trading profits. Volatility in the bond markets negatively impacted commissions and trading profits on all debt instruments and further offset year-to-date equity gains.

     Investment banking revenues declined $.4 million (2%) as declines in the second quarter more than offset strong first quarter results. Advest's results, excluding its FIG division, were substantially unchanged between periods as a $1.1 million increase in corporate finance underwriting fees in the current quarter was negated by a $1.0 million advisory fee received in fiscal 1993. The FIG division's results accounted for the balance of the year to year decline.

     Asset management and administration revenue from continuing operations increased $1.4 million (22%). Advest and BSC posted revenue increases of $.8 million (17%) and $.5 million (31%), respectively, due to increased assets under management. The 1993 period included $.6 million in revenue related to Shore & Reich, Ltd., a pension plan administrator which was sold in November 1992. Other income increased $.7 million (54%) due to increases in various fee-based services.

     Net interest income increased $1.7 million (18%) with most of the increase related to current quarter activities. Advest's net interest increased $1.3 million (23%) primarily due to higher average margin debits and related spreads and higher yields on short-term investments. The Bank's net interest rose $.3 million (7%) as current quarter results negated a small first quarter decline. The increase is largely related to the investment of sales proceeds from non-performing assets (primarily
OREO) into interest-earning assets.

     Compensation and benefits expenses increased $7.3 million (14%) to $61.7 million due higher general payroll, brokerage commissions and sales and volume-related incentive compensation. Communications expenses increased $1.5 million (21%) primarily due to the ADP conversion and communication upgrades to the branch office network. Occupancy and equipment costs declined $.3 million (3%) primarily due to lower equipment costs resulting from the ADP conversion. Professional fees increased $.4 million (15%) primarily due to increased legal expenses of Advest and the Bank.

     The provision for credit losses and asset devaluation increased $1.3 million (70%) primarily due to the current quarter chargeoffs associated with a non-performing loan of the Bank, as previously noted. Other expenses decreased $.8 million (14%) primarily due to smaller settlement costs, reduced syndicate expenses and lower OREO-related charges and expenses.


LIQUIDITY AND CAPITAL RESOURCES

                       Six Months Ended March 31, 1994

     The Company continues to acquire shares of its common stock in the open market under a repurchase program that was announced in August 1990. Since September 30, 1993, 334,800 additional shares have been acquired at a cost of $2.3 million.

     There have been no other material changes to the Company's liquidity or capital resources since September 30, 1993.

                         PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

      The Company has been named as defendant in various legal actions. These actions have arisen principally from the securities and investment banking business. In the opinion of management, based on discussion with counsel, the outcome of these matters will not result in a material adverse effect on the financial condition or future operating results of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

      The Company commenced solicitation of proxies on December 21, 1993 in connection with its Annual Meeting held on January 27, 1994. The solicitation was performed in accordance with Section 14 of the Securities and Exchange Act of 1934 and the rules thereunder. There was no solicitation in opposition to management's solicitation. A total of 7,440,406 shares were represented at the meeting out of the total of 8,947,317 issued and outstanding as of the December 13, 1993 record date for the meeting.

      (a) Election of Directors. At the Annual Meeting, the reelection as directors of Messrs. Anthony E. Cascino, Grant W. Kurtz and Allen Weintraub to serve for three year terms expiring in 1997 was considered. All such nominees were reelected to the Board of Directors. The nominees received the following votes:

                                               In Favor
                         ------------------------------------------------
Nominee                  In Person      By Proxy      Total      Withheld

Anthony E. Cascino            0        7,067,832    7,067,832     372,574
Grant W. Kurtz                0        7,233,811    7,233,811     206,595
Allen Weintraub               0        7,222,110    7,222,110     218,296


       The terms of office of the following continuing directors expire in 1995: George A. Boujoukos, Anthony A. LaCroix and Corine T. Norgaard. The terms of office of the following continuing directors expire in 1996:
Richard G. Dooley, Charles T. Larus, John A. Powers and Robert L. Thomas.

      (b) 1993 Stock Option Plan. Also presented at the meeting was a proposal to approve The Advest Group, Inc. 1993 Stock Option Plan (the "Plan"). The purpose of the Plan is to advance the interests of the Company by providing certain employees with an additional incentive, encouraging stock ownership by such individuals, increasing their proprietary interest in the success of the Company and encouraging them to remain employees. The Plan authorizes the issuance of an aggregate of up to 500,000 shares, subject to adjustment under certain events. The Plan was approved by the stockholders, receiving the following vote:

          In Favor       Against       Abstaining       Not Voting

          4,563,706      465,845         59,918          2,350,937

      The Proxy Statement for the Annual Meeting included a stockholder proposal submitted by Mr. John Jennings Crapo requesting that the Directors submit to shareholders an appropriate amendment to the Articles of Incorporation to provide that at future elections Directors whose terms of office have expired be elected annually and not by classes as is now provided. Mr. Crapo did not attend the meeting due to travel difficulties and the proposal was not introduced or voted upon.


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 10(a) -- Registrant's 1993 Stock Option Plan *

           Exhibit 11 -- Computation of Net Earnings Per Share

           Coopers & Lybrand report on limited review performed on financial information contained herein (see page 15)

      ____________

      * Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated December 21, 1993.


      (b)  Reports on Form 8-K

           None

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of The Advest Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of March 31, 1994, and the related consolidated statements of operations and cash flows for the three and six-month periods ended March 31, 1994 and 1993, and changes in shareholders' equity for the six-month period ended March 31, 1994. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the aforementioned consolidated financial statements for them to be in comformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated October 28, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1993, is fairly stated, in all materials respects, in relation to the consolidated balance sheet from which it has been derived.



                                        Coopers & Lybrand



Hartford, Connecticut
April 21, 1994

                                 SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                              The Advest Group, Inc.
                                                   Registrant




Date      April 30, 1994                    Allen Weintraub
                                            (Allen Weintraub,)
                                            President and Chief
                                            Executive Officer



Date      April 30, 1994                    Martin M. Lilienthal
                                            (Martin M. Lilienthal,)
                                            Senior Vice President and
                                            Chief Financial Officer

                                EXHIBIT INDEX



 Exhibit          Description                              Page


    11           Computation of Net Income Per Share         18