Form 10-K/A
period 1993-09-30
ADVEST GROUP INC
filed 1994-07-14
CIK 319489

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the fiscal year ended September 30, 1993   Or
(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
             For the transition period from            to
                          Commission File Number 1-8408
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

Securities registered pursuant to Section 12(b) of the Act:   Yes
                                                        Name of each exchange on
     Title of each class                                   which registered
Common Stock, $.01 Par Value                       New York Stock Exchange, Inc.
9% Convertible Subordinated Debentures             New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by an (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X       No

Indicate by an (X) if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [   ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $59,431,701 as of December 1, 1993.

On December 1, 1993, the Registrant has outstanding 8,992,117 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

Parts I, II and IV incorporate information by reference from the Registrant's 1993 Annual Report to Shareholders. Part III incorporates information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on January 27, 1994.

Page 1 -- total of sequentially numbered pages is 3.

THE ADVEST GROUP, INC.
FORM 10-K/A for the Period Ending 9/30/93


EXHIBIT INDEX




Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.


Exhibit                                                  Sequential
Number                                                   Page
                                                         Number


99.1     Annual Report on Form ll-K for                      3
         The Advest Thrift Plan for the
         plan year ended December 31, 1993
         (filed as Exhibit 99.1 to Form
         SE dated 7/14/94.  File No. 1-8404).

THE ADVEST GROUP, INC.
FORM 10-K/A for the Period Ending 9/30/93


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE ADVEST GROUP, INC.
                                 (Registrant)


                           By     Martin Lilienthal
                                 Martin Lilienthal
                                 Chief Financial Officer


Date:  July 14, 1994