Form 10-Q
period 1994-06-30
ADVEST GROUP INC
filed 1994-08-10
CIK 319489

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X        SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended       June 30, 1994

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

Common Stock, $.01 par value                    8,611,241 shares
        Class                            Outstanding at July 29, 1994

Total of sequentially numbered pages 17.
Exhibit index sequential page number page 16.

                               THE ADVEST GROUP, INC.

                                        INDEX


                                                                  Page No.
PART I.  Financial Information

Item 1.    Financial Statements

     Consolidated Balance Sheets
        June 30, 1994 and September 30, 1993                            1

     Consolidated Statements of Operations
        Three and Nine Months Ended June 30, 1994 and 1993              3

     Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 1994 and 1993                        4

     Consolidated Statement of Changes in Shareholders' Equity
        Nine Months Ended June 30, 1994                                 5

     Notes to Consolidated Financial Statements                         6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8


PART II.  Other Information

Item 1.    Legal Proceedings                                           13

Item 6.    Exhibits and Reports on Form 8-K                            13



Signatures                                                             15

                                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       THE ADVEST GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                                           June 30,      September 30,
(In thousands, except share and per share amounts)          1994             1993
- - --------------------------------------------------------------------------------------
                                                         (unaudited)
Assets
   Cash and short-term investments
     Cash and cash equivalents                            $   3,091         $  19,232
     Cash and securities segregated under
        federal and other regulations                        43,362           106,173
     Interest-earning deposits and
        investments                                           4,000            35,000
                                                          ----------------------------
                                                             50,453           160,405
                                                          ----------------------------
   Receivables
     Brokerage customers, less reserve for
       doubtful accounts of $1,142 and $1,305               316,615           269,639
     Loans, less allowance for loan
       losses of $5,573 and $5,782                          264,431           244,932
     Brokers and dealers                                     66,059            32,261
     Interest and dividends                                   3,130             2,729
     Other                                                    9,998            12,292
                                                          ----------------------------
                                                            660,233           561,853
                                                          ----------------------------
   Securities
     Investment securities (market values
       of $56,702 and $48,065)                               57,334            48,104
     Securities inventory, at market value                   37,696            25,716
     Securities available for sale (market values
       of $10,989 and $38,763)                               10,990            38,662
                                                          ----------------------------
                                                            106,020           112,482
                                                          ----------------------------
   Other assets
     Other real estate owned, net                            18,146            22,683
     Equipment and leasehold improvements,
       less accumulated depreciation and
       amortization of $27,607 and $25,724                    9,194             6,980
     Exchange memberships, at cost (latest
       sales prices of $3,164 and $2,827)                       998               998
     Other                                                   22,293            19,768
                                                          ----------------------------
                                                             50,631            50,429
                                                          ----------------------------
Total Assets                                              $ 867,337         $ 885,169
                                                          ============================



                                       THE ADVEST GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                                           June 30,      September 30,
(In thousands, except share and per share amounts)          1994             1993
- - --------------------------------------------------------------------------------------
                                                         (unaudited)
Liabilities & Shareholders' Equity

Liabilities
   Brokerage customers                                    $ 313,454         $ 328,150
   Deposits                                                 300,149           346,712
   Brokers and dealers                                       77,556            48,597
   Short-term borrowings                                     23,602             1,652
   Compensation and benefits                                 13,305            16,118
   Checks payable                                            12,941            15,007
   Interest and dividends                                     2,565             2,022
   Securities sold, not yet purchased, at market value        2,153             2,630
   Other                                                     14,540            13,879
                                                          ----------------------------
                                                            760,265           774,767

   Long-term borrowings                                      12,050            15,038

   Subordinated borrowings                                   21,139            21,375
                                                          ----------------------------
                                                            793,454           811,180
                                                          ----------------------------


Shareholders' Equity
   Preferred stock, par value $.01,
     authorized 2,000,000 shares, none issued                     -                 -
   Common stock, par value $.01,
     authorized 25,000,000 shares, issued
     10,567,222 shares and 10,563,422 shares                    106               105
   Paid-in capital                                           67,393            67,378
   Retained earnings                                         16,196            13,552
   Less:  Treasury stock, at cost,
             1,925,408 shares and 1,498,805 shares           (9,812)           (7,046)
                                                          ----------------------------
                                                             73,883            73,989
                                                          ----------------------------
Total Liabilities and Shareholders' Equity                $ 867,337         $ 885,169
                                                          ============================

The accompanying notes are an integral part of these consolidated financial statements.

                                       THE ADVEST GROUP, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                                Three Months Ended       Nine Months Ended
                                                      June 30,                June 30,
                                              ---------------------    -------------------
(In thousands, except per share amount)         1994        1993         1994       1993
- - ------------------------------------------------------------------------------------------
Revenues
   Commissions                              $  17,323   $  19,931    $  62,259   $ 57,966
   Interest                                    11,664      10,377       33,432     31,801
   Principal transactions                       7,219       7,487       24,098     23,967
   Investment banking                           6,289       6,591       20,911     21,570
   Asset management and administration          4,073       3,349       12,155     10,544
   Other                                        1,256         753        3,304      2,084
                                            ----------------------------------------------
      Total revenues                           47,824      48,488      156,159    147,932
                                            ----------------------------------------------
Expenses
   Compensation and benefits                   26,565      26,815       88,290     81,139
   Interest                                     5,607       5,596       16,311     17,653
   Communications                               4,574       4,353       14,058     12,252
   Occupancy and equipment                      3,846       3,696       11,510     11,681
   Provision for credit losses
      and asset devaluation                     1,443         651        4,519      2,460
   Professional                                 1,575       1,142        4,457      3,668
   Business development                         1,003         953        3,345      3,123
   Brokerage, clearing and exchange               894         898        2,849      2,761
   Other                                        1,966       2,426        6,181      7,529
                                            ----------------------------------------------
      Total expenses                           47,473      46,530      151,520    142,266
                                            ----------------------------------------------
Income before taxes and extraordinary credit      351       1,958        4,639      5,666

Provision for income taxes                        151         787        1,995      1,953
                                            ----------------------------------------------
Income before extraordinary credit                200       1,171        2,644      3,713

Extraordinary credit - utilization
   of operating loss carryforward                   -         637            -      1,503
                                            ----------------------------------------------
NET INCOME                                  $     200   $   1,808    $   2,644   $  5,216
                                            ==============================================


Net income per common and common equivalent share:

      Income before extraordinary credit    $    0.02   $    0.12    $    0.29   $   0.39
      Extraordinary credit                          -        0.07            -       0.16
                                            ----------------------------------------------
      Net income                            $    0.02   $    0.19    $    0.29   $   0.55
                                            ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

                                                - 3 -


                                        THE ADVEST GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                                          Nine Months Ended
                                                                               June 30,
(In thousands)                                                             1994       1993
- - -------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $  2,644   $  5,216
  Adjustments to reconcile net income to net cash
       provided by operating activites:
    Amortization                                                           3,752      3,410
    Depreciation                                                           1,586      1,395
    Provision for credit losses and asset devaluation                      4,519      2,460
    Other                                                                  1,517         39
  Deferred ESOP contribution                                                   -      1,000
  (Increase) decrease in operating assets:
    Receivables from brokerage customers                                 (47,227)    10,072
    Receivables from brokers and dealers                                 (33,798)   ( 4,601)
    Securities inventory                                                 (11,980)   ( 5,957)
    Cash and securities segregated under federal and other regulations    62,811    (85,197)
    Other                                                                  1,646     (4,960)
  Increase (decrease) in operating liabilities:
    Brokerage customers                                                  (14,696)    66,083
    Brokers and dealers                                                   28,959     13,856
    Checks payable                                                       ( 2,066)     6,319
    Other                                                                 (5,427)    (1,850)
                                                                        --------------------
Net cash (used for) provided by operating activities                      (7,760)     7,285
                                                                        --------------------
FINANCING ACTIVITIES
  Net decrease in deposits                                               (46,563)   (28,533)
  Proceeds from short-term borrowings                                     10,000        -
  Repayment of short-term borrowings                                      (1,488)    (3,488)
  Short-term brokerage borrowings, net                                     8,450      8,610
  Proceeds from long-term borrowings                                       2,000      5,000
  Other                                                                   (2,984)    (1,213)
                                                                        --------------------
Net cash used for financing activities                                   (30,585)   (19,624)
                                                                        --------------------
INVESTING ACTIVITIES
  Proceeds from sales of investments                                      14,683     28,457
  Proceeds from maturities of investments                                119,302    148,298
  Purchase of investment securities and short-term investments           (85,191)  (179,249)
  Principal collections on loans                                          43,405     36,038
  Proceeds from other real estate owned, net                               5,692      9,493
  Loans originated                                                       (65,429)   (42,531)
  Other                                                                  (10,258)   ( 3,541)
                                                                        --------------------
Net cash provided by (used for) investing activities                      22,204    ( 3,035)
                                                                        --------------------
Decrease in cash and cash equivalents                                    (16,141)   (15,374)
Cash and cash equivalents at beginning of period                          19,232     31,118
                                                                        --------------------
Cash and cash equivalents at period end                                 $  3,091   $ 15,744
                                                                        ====================


Interest paid                                                           $ 16,080   $ 17,365
Income taxes paid                                                       $  1,004   $  2,029
Non-cash transfers:
  Loans to OREO                                                         $  1,325   $  2,055
  Securities available for sale to Investment securities                $ 27,910   $      -

The accompanying notes are an integral part of these consolidated financial statements.

                                                 - 4 -

                                          THE ADVEST GROUP, INC.
                         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                (Unaudited)
(In thousands,           $.01 Par Value                                              Total
except share and          Common Stock    Paid-in  Retained     Treasury Stock    Shareholders'
                       -----------------                     -------------------
per share amounts)       Shares   Amount  Capital  Earnings    Shares     Amount     Equity
- - -----------------------------------------------------------------------------------------------
Balance, as of
  September 30, 1993   10,563,422  $105   $67,378   $13,552  (1,498,805) ($7,046)   $73,989

Net Income                                            2,644                           2,644

Exercise of Stock
  Options                   3,800     1        15                                        16

Purchase of
  Treasury Stock                                               (426,603)  (2,766)    (2,766)
                      -------------------------------------------------------------------------
Balance, as of
   June 30, 1994       10,567,222  $106   $67,393   $16,196  (1,925,408) ($9,812)   $73,883
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

           At June 30, 1994, Advest's regulatory net capital of $30.7 million was 9.5% of aggregate debit balances and exceeded required net capital by $24.3 million.

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

           At June 30, 1994, the Bank's leverage capital ratio was 6.47% which met the regulatory requirements. In addition, the Bank must maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At June 30, 1994, the Bank's total risk-based capital ratio was 10.69% and the Tier 1 ratio was 9.43%, which exceeded the regulatory requirements.

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

           The weighted average number of common stock and common stock equivalents included in the primary and fully diluted per share calculations are as follows (in thousands):

                               For the quarters     For the nine months
                                 ended June 30,        ended June 30,
                                1994       1993        1994      1993
                                ----------------     -------------------
      Primary                   8,878      9,486       9,068     9,526
                                =====      =====       =====     =====
      Assuming full dilution    8,878      9,486       9,068     9,526
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

General

      The Advest Group, Inc. is a financial services holding company engaged with its operating subsidiaries (the "Company") in securities brokerage, trading, investment banking, commercial and consumer lending, asset
                                        - 8 -
management and related financial services. All aspects of the business of the Company are highly competitive and impacted by a variety of factors outside of its control including economic conditions, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next. Although management strives to monitor costs to ensure expenses are in line with revenue projections, certain of the Company's operating costs are of a fixed nature. Consequently, periods of reduced stock market activity will have an adverse impact on profitability. Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer; Advest Bank (the "Bank"), a state-chartered savings bank and Boston Security Counsellors ("BSC"), an investment advisor.

      The Company reported its eighth consecutive quarterly profit for the June 1994 quarter, posting net income of $.2 million ($.02 per share). For the 1993 quarter, which included a $.6 million ($.07 per share) extraordinary credit from the utilization of operating loss carryforwards, net income was $1.8 million ($.19 per share). Pre-tax income declined $1.6 million (82%) in the 1994 quarter as higher net interest margins and asset management revenues were offset by lower brokerage commissions and increased loss provisions at the holding company.

Advest, Inc.

      Rising interest rates, ongoing inflation fears and a falling dollar sustained the downward trend on Wall Street begun in the prior quarter. In particular, underwritings declined significantly as new offerings for the June 1994 quarter were at their lowest level since the September 1991 quarter. June also marked the first quarter since December 1990 that underwritings were down on a year to year basis. In addition, the sharpest declines were posted for higher fee producing issues such as investment grade corporate debt. After posting gains in April and May, stock prices fell and both the DOW and S&P 500 closed slightly down for the quarter. And the Nasdaq Composite was off 5% from the March close.

      Advest's quarterly results reflected retail investor uncertainty and the downward trend in the investment markets. The broker-dealer posted pre-tax income of $2.0 million in the current quarter compared with $3.0 million in the prior year, a 35% decline. Advest's results include the activities of Lyons, Zomback & Ostrowski ("LZO"), the Company's financial consulting subsidiary, which was made an operating division of Advest on January 1. Net revenues, revenues less interest expense, were $38.7 million, substantially unchanged from the 1993 quarter. A $2.6 million (13%) decline in commission revenue virtually negated across the board increases of other revenues. Expenses, excluding interest, increased 2% to $36.8 million.

Advest Bank

      Advest Bank reported a pre-tax loss of $71,000 in the current quarter compared with a pre-tax loss of $119,000 in the prior year, the seventh in the past eight quarters where results have improved on a year to year basis. The loss was primarily due to mark-to-market charges of approximately $280,000 (net of gains) to the Income Statement derived from the available for sale and Trading Securities portfolios of the Bank. Values of these portfolios decreased during the quarter due to rising market interest rates. Net interest income increased by approximately

$342,000, reflecting the higher volume of residential mortgage loans, and improved spreads between certain of the Bank's assets and deposits. The provision for credit losses was reduced by $.2 million from the same quarter last year, although this was offset by increased operating expenses at the Bank. Operating expenses were higher than last year primarily due to the increased size of the Bank's residential mortgage lending and Trust units. The ratio of interest earning assets to interest bearing liabilities improved to 99.05% from 98.65% in the prior year.

Other

      BSC posted pre-tax income of $.3 million, a 20% increase from 1993. Assets under management, including the Company's proprietary mutual funds, increased 23% to $.7 billion. Pre-tax results for Billings & Co., a real estate services subsidiary, improved $.2 million (55%).

Results Of Operations
                       Three Months Ended June 30, 1994 Versus
                          Three Months Ended June 30, 1993

      Net revenues, total revenues less interest expense, were $42.2 million, a decline of 2% and expenses, excluding interest, rose 2% to $41.9 million. Pre-tax income declined 82% to $.4 million and net income declined 89% to $.2 million. The decline in net income was higher due to an extraordinary credit in the 1993 quarter, as previously noted as well as a lower effective tax rate.

      Commission revenue was $17.3 million, a $2.6 million (13%) decline from the 1993 quarter. Commissions on listed securities were down $1.8 million (18%). Commissions and distribution fees related to proprietary and other mutual funds and over-the-counter issues were off $.7 million (12%) and $.3 million, respectively. Income from commodities and insurance products each rose $.1 million, (73%) and (8%), respectively.

      Revenue from principal transactions was $7.2 million, a decline of $.3 million (4%). The Bank posted a $.3 million loss on its trading inventories while Advest's results were essentially unchanged between periods.

      Investment banking revenues declined $.3 million (5%) to $6.3 million. Advest's revenues, excluding its Financial Institutions Group ("FIG") increased $.2 million (4%), as a $1.3 million gain on the exercise of stock warrants related to a past underwriting was substantially offset by declines in underwriting activity. Revenue for the FIG was $.2 million, a decline of $.5 million from its prior year results as LZO.

      The Company continues to emphasize the development of more fee-based income which has resulted in significant increases in assets under management in the Company's proprietary mutual funds as well as private accounts. Asset management and administration revenue increased $.7 million (22%) as Advest and BSC, respectively, posted increases of 23% and 17% in managed account income. Other income increased $.5 million (67%) in the current quarter primarily due to higher service-related fees.

      Net interest income was $6.1 million in the current quarter, a $1.3 million (27%) improvement from the prior year. Advest's net interest rose $.9 million (31%) primarily due to higher average margin debits and related spreads. The Bank's net interest income rose $.3 million (14%) from the
                                       - 10 -
year earlier quarter. The improvement in the Bank's net interest income is attributable to the higher volume of residential mortgage loans, and improved spreads between certain of the Bank's earning assets and deposits. These positive effects are, as mentioned elsewhere, partially offset by the lower volume of total bank assets.

      On the expense side, professional fees increased 38% to $1.6 million, primarily related to higher legal fees at Advest and the Bank. Communications costs rose $.2 million (5%) primarily as a result of higher clearance and service costs and prior year one-time credits related to the back office outsourcing. The provision for credit losses and asset devaluation increased $.8 million (122%) in the current quarter as a result of a $1.1 million provision booked by the holding company. Based upon management's analysis of the adequacy of the Allowance for Credit losses, the Bank's provision for credit losses decreased $.2 million (64%) in the current quarter. Other expenses declined $.5 million (19%) primarily due to decreases in OREO-related costs of the Bank and lower settlement expenses of Advest.

                       Nine Months Ended June 30, 1994 Versus
                           Nine Months Ended June 30, 1993

      Net revenues increased $9.6 million (7%) to $139.8 million while net expenses rose $10.6 million (9%) to $135.2 million. Year-to-date, pre-tax income was $4.6 million, a decline of $1.0 million (18%) and net income was $2.6 million, down $2.6 million (49%). Net income for the 1993 period was higher as a result of a 34% effective tax rate (compared with 43% in the current year) and a $1.5 million ($.16 per share) extraordinary credit from the utilization of operating loss carryforwards.

      Commission revenue was up $4.3 million (7%) to $62.3 million, as a $1.4 million (4%) decline in listed issues was more than offset by other gains. Sales and distribution fees related to proprietary and other mutual funds increased $1.6 million (10%). Commissions from insurance sales, primarily variable annuities, gained $1.5 million (59%). Commissions on over-the-counter stocks and commodities increased $1.4 million (20%) and $1.1 million (281%), respectively.

      Revenue from principal transactions increased $.1 million (1%) to $24.1 million. Advest posted a $.4 million increase as equity commissions rose $1.3 million (22%) but were partially offset by a $.4 million (62%) decline in related trading profits. Commissions on debt securities were up $.5 million (3%) as a $.6 million (13%) increase in the current quarter offset declines in the first half of the year. Trading profits declined for all debt inventories of the broker-dealer. The Bank posted a loss of $.3 million on its trading accounts.

      Investment banking revenues were $20.9 million, a decline of $.7 million (3%) from the 1993 period. Advest, excluding its FIG division, posted a $.3 million (2%) increase due to a $1.3 million gain on the exercise of warrant in the current quarter. Revenue for the FIG division declined approximately $1.0 million from 1993.

      Asset management and administration revenue from continuing operations increased $2.2 million (22%). Advest and BSC posted revenue increases of $1.4 million (18%) and $.6 million (26%), respectively, due to increased assets under management. The 1993 period included $.6 million in revenue related to Shore & Reich, Ltd., a pension plan administrator which was sold
in November 1992.    Other income increased $1.2 million (59%) due to
increases in various fee-based services.

      Net interest income increased $3.0 million (21%). Advest's net interest increased $2.2 million (26%) primarily due to higher average margin debits and related spreads and higher yields on short-term investments. The Bank's net interest income rose $.7 million (9%) due to the higher volume of residential mortgage loans, and improved spreads between certain of the Bank's earnings assets and deposits. These positive effects were in part offset by interest reversals on newly nonperforming loans in the second quarter and by the lower volume of total bank assets in the current year in comparison to last year.

      Compensation and benefits expenses increased $7.2 million (9%) to $88.3 million due higher general payroll, brokerage commissions and sales and volume-related incentive payments. Communications expenses increased $1.8 million (15%) primarily due to the ADP conversion and communication upgrades to the branch office network. Professional fees increased $.8 million (22%) primarily due to increased legal expenses of Advest and the Bank.

      The provision for credit losses and asset devaluation increased $2.1 million (84%) primarily due to $1.1 million of provisions booked by the holding company in the current quarter and to chargeoffs associated with a commercial loan of the Bank in the previous quarter. Other expenses decreased $1.3 million (18%) primarily due to smaller settlement costs, lower public finance syndicate expenses and reduced OREO-related charges.

Liquidity and Capital Resources

                           Nine Months Ended June 30, 1994

      The Company continues to acquire shares of its common stock in the open market under a repurchase program that was announced in August 1990. Since September 30, 1993, 426,603 additional shares have been acquired at a cost of $2.8 million.

      During the first three quarters of 1994, the Bank increased borrowings by a net $11 million. Long term borrowings decreased by a net $2.5 million, and short term borrowings increased by a net $13.5 million. The additional borrowings were primarily acquired to fund the increase in the Bank's residential mortgage portfolio, which increased by a net $30.3 million; and to support other assets. During the current year, the Bank's deposits decreased by a net $46.7 million, which reflected both market conditions and the Bank's balance sheet and net interest income management strategies.

      There have been no other material changes to the Company's liquidity or capital resources since September 30, 1993.

                             PART II - OTHER INFORMATION


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

Item 6.  Exhibits and Reports on Form 8-K
                                                                     Page
       (a)   Exhibits

             Exhibit 11 - Computation of Net Earnings Per Share

             Coopers & Lybrand report on limited review performed
             on financial statements contained herein                 14

       (b)   Reports on Form 8-K

             None

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of The Advest Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of June 30, 1994, and the related consolidated statements of operations for the three and nine-month periods ended June 30, 1994 and 1993, the statement of cash flows for the nine-month periods ended June 30, 1994 and 1993, and changes in shareholders' equity for the nine-month period ended June 30, 1994. These financial statements are the responsibility of the Company's management.

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



Hartford, Connecticut
July 20, 1994

                                     SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                              The Advest Group, Inc.
                                           ----------------------------
                                                   Registrant




Date      July 29, 1994                     Allen Weintraub
     -------------------------             -------------------------
                                            (Allen Weintraub)
                                            Chairman of the Board and
                                            Chief Executive Officer



Date      July 29, 1994                     Martin M. Lilienthal
     -------------------------             -------------------------
                                            (Martin M. Lilienthal)
                                            Senior Vice President and
                                            Chief Financial Officer

                                    EXHIBIT INDEX



 Exhibit          Description                             Page Number
 --------         -----------                             -----------

    11           Computation of Net Income Per Share           17