Form 10-K
period 1994-09-30
ADVEST GROUP INC
filed 1994-12-22
CIK 319489

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the fiscal year ended September 30, 1994
                                       Or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the transition period from            to
                          Commission File Number 1-8408

                             THE ADVEST GROUP, INC.
             (Exact name of registrant as specified in its charter)
           Delaware                                            06-0950444
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)
One Commercial Plaza - 280 Trumbull Street Hartford, Connecticut    06103
(Address of principal executive offices)                          (Zip Code)
    Registrant's telephone number, including area code:    (203) 525-1421

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $41,998,724 as of December 1, 1994.

On December 1, 1994, the Registrant has outstanding 8,511,115 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

Parts I, II and IV incorporate information by reference from the Registrant's 1994 Annual Report to Shareholders. Part III incorporates information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on January 26, 1995.

Total of sequentially numbered pages 91.
Exhibit index sequential page number page 29.

                                     PART I
Item 1.  Business

General Development of Business

(1) The Advest Group, Inc. ("AGI"), a Delaware corporation, is a financial services holding company engaged, with its operating subsidiaries (collectively the "Company"), in securities brokerage, trading, investment banking, commercial and consumer lending and leasing, asset management and related financial services. It is organized under the laws of Delaware and commenced operations on January 1, 1977. AGI is successor to a partnership which resulted from mergers of five New York Stock Exchange, Inc. ("NYSE") member firms organized between 1898 and 1919. The Company's broker-dealer subsidiary, Advest, Inc. ("Advest"), was organized to succeed the business of the partnership, effective January 1, 1977. Since that date, a number of other operating subsidiaries in the brokerage and financial services industries have been established or acquired.

    In addition to Advest, operating subsidiaries include Advest Bank (the "Bank"), a Connecticut-chartered capital stock savings bank; Boston Security Counsellors, Inc. ("BSC"), an investment management company; and Billings & Company, Inc. ("Billings"), a real estate services company. Material acquisitions and dispositions of the Company during the past five years follow.

    In April 1990, Advest acquired Ulin, Mortin, Bradley & Welling, Incorporated ("UMBW"), a Boston-based firm specializing in mergers and acquisitions, financings and valuations. The purchase price approximated the net book value of furniture, fixtures and leaseholds acquired. UMBW operated as a division of Advest through fiscal 1992 when it was merged with Advest's corporate finance department.

    In November 1992, the Company sold substantially all the assets, the business and name of Shore & Reich, Ltd. ("S&R"), its subsidiary specializing in pension plan administration, to an unrelated third party. Consideration included an initial cash payment of $600,000 and future payments over a five year period based on revenues of the business sold. The Company realized a pre-tax loss of $170,000 related to the disposition in its 1993 fiscal year.

    In January 1994, Lyons, Zomback & Ostrowski, Inc., a financial consulting company specializing in the banking industry and a subsidiary of AGI, was merged into the corporate finance division of Advest as the Financial Institutions Group (the "FIG"). The FIG unit will focus its efforts on serving as an advisor to small and medium-sized community banks.

(2) Advest is engaged in a broad range of activities in the securities brokerage and investment banking business, including retail brokerage transactions, institutional sales, origination of and participation in underwritings and distribution of corporate and municipal securities issues, market making and trading activities in corporate securities and municipal bonds, mutual fund distribution, custodial and money management, option transactions and research services.

    Advest has been classified by the Securities and Exchange Commission ("SEC") and the Securities Industry Association as a "large regional" brokerage firm. "Regional" is a term commonly used in the securities industry to indicate that a firm's headquarters are located outside New York City. Advest has retail clients in all fifty states with the largest concentration in the Northeast and Midwest regions and also services institutional accounts
                                        2
throughout the country. During fiscal 1994 Advest opened 3 new sales offices and closed 1. At September 30, 1994, Advest had sales offices and account executives in 17 states and the District of Columbia as follows:

                                                      Number of
                                    Number of          Account
           State                     Offices          Executives

         Connecticut                     7                65
         District of Columbia            1                11
         Florida                         6                50
         Illinois                        2                 9
         Kentucky                        3                13
         Maine                           3                23
         Maryland                        1                 4
         Massachusetts                   5                49
         Missouri                        3                22
         New Hampshire                   2                 7
         New Jersey                      3                17
         New York                       16               125
         Ohio                           11                52
         Pennsylvania                   11                69
         Rhode Island                    1                 8
         Vermont                         1                 3
         Virginia                        3                13
         West Virginia                   1                 1
                                        80               541

    Advest is a member of all major securities exchanges in the United States, the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). In addition, Advest is registered with the Commodity Futures Trading Commission as a commodity trading advisor and a futures commission merchant.

    The Bank is a Connecticut-chartered capital stock savings bank which opened for business in 1984. The Bank's offices and single retail branch are located at 280 Trumbull Street, Hartford, Connecticut 06103. The Bank's principal business has consisted of attracting deposits and investing such deposits, together with funds from capital and other borrowings, in various types of loans, primarily residential, and investments. The Bank's loan portfolio includes single and multi-family residential mortgages, consumer, commercial mortgages and commercial and construction loans. Investments include government and agency obligations, mortgage-backed securities and money market instruments. In addition to providing deposit, lending and trust services within the Bank's primary market area, a significant portion of the Bank's activities have been directed toward providing such products and services to clients of AGI's brokerage and other subsidiaries. The Bank does not currently have a material source of deposits other than those obtained through Advest. Deposits in the Bank are insured by the Bank Insurance Fund of the FDIC, subject to applicable limits.

    In fiscal 1991, the Office of Thrift Supervision ("OTS") approved requests by AGI and the Bank for the Bank to be deemed a "savings association" by virtue of its meeting the test for a qualified thrift lender and for AGI, as the sole shareholder of a "savings association", to be treated as a unitary thrift holding company. In order to retain its status as a "savings association" the

Bank must continue to satisfy the "qualified thrift lender" test. This test generally requires that an institution maintain a minimum of 65% of its assets in residential real estate and related investments. At September 30, 1994, 76.0% of the Bank's assets consisted of such assets.

(3) The Company's principal executive offices are located at One Commercial Plaza, 280 Trumbull Street, Hartford, Connecticut, 06103 (telephone number
(203) 525-1421).  At September 30, 1994, the Company employed 1,525 persons.

Financial Information about Industry Segments

The information required by this item is disclosed in Exhibit 13 on pages 86 and 87 of this filing under the caption "Note 18 Segment Reporting".

Narrative Description of Business

(1)  Revenues

The principal sources of revenue for the last five years are disclosed in
Exhibit 13 on page 54 of this filing under the caption "Five Year Financial Summary". A discussion of the components of services provided and related compensation follows.

Commissions:

    Listed   Advest acts as an agent for its customers in the purchase and sale of securities on the major securities exchanges. Commissions generated by these customers represent a large portion of the Company's revenue.

    Mutual funds   Advest executes purchases and redemptions of shares for its clients in many diverse mutual funds. Income from proprietary mutual funds is derived from 12(b)1 distribution fees, contingent deferred sales load and advisory fees (see also Asset Management and Administration Revenues). Under distribution agreements, Advest serves as sole distributor for The Advantage Family of Mutual Funds, unincorporated Massachusetts business trusts. In July 1994, the Advantage Strategic Income Fund was introduced. The fund invests in the fixed income sectors: U.S. Government, high yield and international and is part of the Advantage Family of Funds. In July 1993, Advest launched the Advantage Municipal Bond Fund, a series fund consisting of three portfolios:
National, New York and Pennsylvania. In addition, Advest acts as distributor of the Scottish Widows International Fund, which is also sold through distribution agreements with other brokers.

    Over-the-counter   In executing customers' orders in the over-the-counter
market, Advest generally acts as agent with another firm which is a market maker in the securities being purchased or sold. The market price executed represents the best inter-dealer market price available.

    Insurance   Advest acts as agent for several life insurance companies and sells life insurance and tax-advantaged annuities to its brokerage clients. A principal objective of Advest's insurance department is to assist account executives in protecting the assets of high net worth individuals and businesses. The department provides customized advice and recommends appropriate products to meet unique individual, professional or business needs.

    Options   Advest also effects for its customers the purchase and sale of put and call options traded on the Chicago Board of Option Exchange, American Stock Exchange and Philadelphia Stock Exchange. Advest offers a fully discretionary options management program for suitable accounts.

    Other   Other commissions include commissions from commodity trading, international stocks and bonds, certificates of deposit and income from correspondent brokers. In addition, Advest markets private placement and registered offerings of limited partnerships investing in various ventures, primarily real estate. Certain of these limited partnerships are originated by Advest or Billings who, consequently, receive management and other fees.

Principal transactions

    Revenue from principal transactions includes realized and unrealized gains and losses on securities held for resale by Advest and the Bank and related brokerage commissions of Advest. The Company does not actively participate in the high yield securities market.

    Advest actively engages in trading as principal in various phases of the over-the-counter securities business and acts as principal to facilitate the execution of customers' orders. Advest buys, sells and maintains an inventory of a security in order to "make a market" in that security. As of September 30, 1994, Advest made dealer markets in the common stock or other equity securities of approximately 188 corporations. Advest also actively engages in trading municipal bonds and unit trust instruments.

Investment banking

    Advest manages and participates as an underwriter of corporate and government securities, mutual funds and private placement offerings. The Syndicate Department is responsible for Advest's participation in underwritings managed by Advest and other firms. The Corporate Finance and Public Finance Departments are responsible for offerings managed or co-managed by Advest. The Syndicate Department participated in 365 underwritings (allocations of $477 million) in 1994 and 464 underwritings (allocations of $487 million) in 1993, a record year. It also co-managed 9 closed-end mutual fund offerings which raised $2.1 billion in 1994 (26 offerings raised $5.6 billion in 1993). Corporate Finance managed 12 and 11 offerings in 1994 and 1993, respectively, raising $330 million and $268 million, respectively. In 1994 and 1993, Public Finance managed or co-managed 49 and 56 offerings, respectively, aggregating $2.4 billion and $4.4 billion, respectively.

    Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, under the Securities Act of 1933, other laws and court decisions with respect to underwriters' liability and limitation on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and Advest's underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital Rule 15c3-1 of the SEC.

    Advest also provides merger and acquisition advisory services, appraisals and related services. Billings develops private placement offerings of limited partnerships in real estate and other industries. The Company does not engage in bridge financing activities.

Asset management and administration

    BSC provides advisory services to a diverse clientele and is the investment advisor to The Advantage Family of Mutual Funds, the Advantage Municipal Bond Fund and the Scottish Widows International Fund. BSC has entered into an arrangement with a third-party to act as subadvisor for the Scottish Widows Fund. As of September 30, 1994, BSC had approximately $731 million of assets under management, including $620 million in the Advest-sponsored proprietary mutual funds for which BSC acts as advisor.

    Advest provides money management services to its brokerage customers through its Investment Management Group ("IM"). IM provides various services to brokerage clients including client profiling, asset allocation, manager selection, due diligence and performance measurement. Recommended portfolio managers include managers in the proprietary Advest Managed Portfolio Services as well as managers not affiliated with the Company. Revenue is generated from fees and/or commissions.

    Advest Transfer Services, Inc., a subsidiary of AGI, acts as transfer agent and provides dividend disbursing and reinvestment services for the Company's 10 proprietary mutual funds. Advest provides dividend reinvestment for more than 550 equities and closed-end funds as well as 19 families of mutual funds representing over 540 individual funds.

    The Advest Reserve Cash Account "ARCA" enables brokerage clients to participate in an integrated financial services program. ARCA clients have access to their assets through unlimited checkwriting and a VISA debit card issued by a major third party bank as well as on-request loan against margined securities. Direct deposit is available to ARCA accounts who can select among several automatic investment options for idle cash balances, including an FDIC-insured money market account with the Bank and 5 money market mutual funds. Other services offered to all brokerage clients include retirement plan servicing, securities custody and safekeeping.

Advest Bank net interest income

    Net interest income is the excess of the interest income and loan fee income over interest expense. The Bank derives interest income from loans extended for the purposes of residential, commercial and consumer credit.
Funds not used in lending are invested primarily in money market instruments and short and intermediate-term mortgage-backed securities. The Bank's loans and investments are funded by interest bearing deposits, by debt (primarily advances from the Federal Home Loan Bank of Boston), and by the Bank's equity capital. The Bank's interest and loan fee income has historically exceeded the interest expense of funding and has produced positive net interest income.

    The Bank is subject to interest rate risk to the degree that the Bank's interest-bearing liabilities reprice or mature more rapidly, and in greater volume, as is the case currently, than its interest-earning assets (see Distribution of assets, liabilities and shareholder's equity; interest rates and interest differentials as disclosed in Item 1(c) 4 of this filing and in
Exhibit 13 filed herewith on pages 85 and 86 under the caption "Note 17 Financial Instruments with Off-Balance Sheet Concentrations of Credit Risk".

Interest income and customer financing

    Customers' transactions in securities are effected on either a cash or margin basis. In a margin account, the customer pays less than the full cost of a security purchased and the broker-dealer makes a loan for the balance of the purchase price which is secured by the securities purchased, or other securities owned by the investor. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the firm's internal policies which in some instances are more stringent than Regulation T or NYSE requirements. Currently, in most transactions, Regulation T requires that the amount loaned to a customer for a particular purchase not exceed 50% of the purchase price of a security, so that initially the customer's equity in the purchase exceeds the NYSE's rules. A member firm is required to have the customer deposit cash or additional securities so that the loan to the customer for which marginable equity securities are pledged as collateral is no greater than 75% of the value of the securities in the account.

    Interest is charged on the amount borrowed to finance customers' margin transactions. The rate of interest charged customers is based primarily on the brokers' call rate (the charge on bank loans to brokers secured by firm and customers' securities), to which an additional amount is added up to 2.75%.
The amount of this interest surcharge is dependent on the average net margin account balance and the dollar amount of commissions charged on account transactions during the month.

    Customer credit balances, retained earnings and, to a lesser extent, short-term borrowings and cash received from stock loan activities, are the primary source for financing customer margin accounts.

Other income

    Other income includes execution fees, exchange and other marketing credits, transfer and service fees as well as investment gains and losses.

Research

    Through the combined resources of its in-house research staff and correspondent research provided by three leading outside research firms, Advest provides its brokerage clients with a full range of research services. These include corporate data, financial analysis, identification of emerging trends and objective recommendations. In-house analysts specialize in health care, financial services, and consumer and business products and services. Correspondent research provides information and recommendations on approximately 3,000 domestic and international equities in over 60 industries in 30 countries.

(2)  Competition

    All aspects of the business of the Company are highly competitive. Advest competes with numerous regional and national broker-dealers and other entities, many of which have greater financial resources than the Company. Because of the variety of financial services offered by the Company and the various types of entities that provide such services (including other brokers, banks, insurance companies and retail merchandise outlets), it is not possible to estimate the number of companies that compete with the Company for investor assets. Advest competes with other firms on the basis of transaction prices, quality of service, product availability and locations. With respect to price, service and product, the Company believes it is competitively well-positioned; it is impossible to predict, however, the effect of the broader distribution locales offered by competing entities or the lower costs which may be offered by certain discount brokers. In addition, there is competition for investment professionals among the large number of companies now in the financial services field.

    In attracting deposits, the Bank faces strong competition from numerous savings banks, savings and loan associations, commercial banks, broker-dealers, credit unions, insurance companies, investment firms and mutual funds with offices located both within and without its primary market area. The Bank also faces significant competition for investors' funds from short-term money market funds and other corporate and government securities.

    The Bank's deposit base is substantially derived from Advest's brokerage clients. A portion of these deposits, primarily certificates of deposits, are acquired on a fee basis and are considered "brokered" under FDIC rules. The Bank does not possess branch operations with which it may attract significant additional retail deposits other than those obtained through Advest. Pursuant to the terms of federal banking regulations, concerning brokered deposits, the Bank is deemed to be an "adequately capitalized bank", and as such is limited in the maximum interest rates it may offer on its brokered deposit products to rates which do not exceed (1) the rate paid on deposits of similar maturity in the Bank's normal market area for deposits accepted or (2) the "national rate" paid on deposits of comparable maturity for deposits accepted outside the Bank's normal market area. The Bank, as of September 30, 1994, had $64.5 million of brokered deposits and $224.2 million of special money market accounts. Prior to January 1, 1993, these money market accounts were also classified as brokered. The Bank notified the FDIC of this change in classification in January 1993. To date, the FDIC has neither affirmed or disaffirmed this treatment but has approved a brokered deposit waiver which excluded money market and certain other accounts from the category of brokered deposits.

    The Bank also competes with other financial institutions for retail loans such as residential mortgages. These other competitors include banks, savings and loans, insurance companies, credit unions and mortgage banking companies. This market is also highly sensitive to the level and volatility of interest rates, which affects the volume of business being conducted.

(3)  Regulation

    The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with the rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities commissions in those states in which they do business.

    Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

    The Company's investment advisory subsidiaries and its proprietary mutual funds are also subject to extensive Federal and state regulations by the SEC and state securities commissions.

    Advest is required by Federal law to belong to the Securities Investor Protection Corporation ("SIPC"). The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases coverage which provides an additional $24.5 million of coverage per customer for securities held in customers' accounts.

    As a Connecticut-chartered capital stock savings bank whose deposits are insured by the FDIC, subject to applicable limits, the Bank is subject to extensive regulation and supervision by both the Commissioner of the Department of Banking of the State of Connecticut and the Regional Director of the FDIC. The Bank is also subject to various regulatory requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") applicable to FDIC insured financial institutions. This governmental regulation is primarily intended to protect depositors, rather than shareholders, and concerns, among other matters, capital requirements, safety and soundness, permissible investments, community reinvestment and credit discrimination. AGI, for the purpose of ownership of the Bank, is a Unitary Savings and Loan holding company, and is subject to limited regulation of and certain reporting requirements to the Office of Thrift Supervision.

    The Bank has posted losses in each of the last five fiscal years, resulting primarily from the significant deterioration in the Bank's loan portfolio. In July 1991, the Bank entered into a Memorandum of Understanding ("MOU") with its regulators to address certain concerns arising out of an examination of the Bank. In February 1993, the Bank entered into a new MOU with its regulators with terms similar to the original MOU. The Bank has also requested and received a waiver from the FDIC permitting it to continue to accept brokered deposits through September 30, 1995. If the Bank's condition were to deteriorate significantly, the Bank could be subject to regulatory sanctions, which potentially could include additional restrictions on the Bank's operations (including its ability to accept brokered deposits), revocation of the Bank's deposit insurance and the appointment of a conservator or receiver or the closing of the Bank.

    Refer to Exhibit 13 on pages 45 through 53 of this filing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and on pages 72 through 73 under the caption "Note 7 Deposits" and on pages 79 through 80 under the caption "Note 14 Capital and Regulatory Requirements" for a further description of capital and regulatory considerations concerning the Bank.
                                        9

    Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject financial institutions to increased regulation, disclosure and reporting requirements. The Bank in its present status is restricted by state bank regulations from the declaration of dividends. (For further discussion concerning the dividend restriction applicable to the Bank refer to pages 79 through 80 of Exhibit 13 of this filing under the caption "Note 14 Capital and Regulatory Requirements"). It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to what extent the business of the Bank may be affected.

    On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. The FDIC has adopted final rules and regulations relating to FDICIA, including new regulations regarding the "prompt corrective action" powers of the FDIC regarding undercapitalized banking institutions. FDICIA defines five categories of capital adequacy for all insured depository institutions, including categories that would prompt supervisory actions. These categories include "Well Capitalized" (with total risk based capital of greater than 10% of risk adjusted assets, Tier One Risk Based Capital of greater than 6% of risk adjusted assets and Leverage Capital of greater than 5% of assets), "Adequately Capitalized" (greater than 8%, 5% and 4% respectively), "Undercapitalized" (less than 8%, less than 4% and less than 4%, respectively), "Significantly Undercapitalized" (less than 6%, 3% and 3%, respectively) and "Critically Undercapitalized" (Tangible Capital of less than 2% of total assets.) In addition, an institution may not be categorized as "Well Capitalized" if it is subject to a regulatory order. Financial institutions classified as one of the three undercapitalized categories are subject to progressively more restrictive limitations on activities and may be subject to orders to increase capital and to cease certain activities and practices. A "Critically Undercapitalized" institution, among other additional restrictions, may, under certain conditions, be placed in a receivership or a conservatorship. Holding Company guarantees apply if an insured institution is classified "Undercapitalized". Such holding company guarantees include guarantee of compliance with banking rules, regulations and laws and the improvement of the Bank, including limited capital support. As previously disclosed, Advest Bank, which is classified as an "Adequately Capitalized" bank, has been subject to successive Memoranda of Understanding since July 1991.

(4)  Disclosure requirements for nonbank holding companies

    Article 9 of Regulation S-X and Industry Guide 3 specify financial statement and certain disclosure requirements for bank holding companies. SEC Staff Accounting Bulletin #69 ("SAB 69") details the view of the SEC staff concerning the applicability of Article 9 and Industry Guide 3 to registrants which are not bank holding companies. The bulletin concludes that a nonbank holding company registrant engaged in similar lending and deposit activities should provide certain disclosures relevant to an understanding of the Registrant's operations. In accordance with SAB 69, the Company, a nonbank holding company, makes the following disclosures regarding the Bank.

Distribution of assets, liabilities and shareholder's equity; interest rates and interest differentials
The following table presents for the periods indicated (I) average assets, liabilities and shareholder's equity, (II) interest income and expense, (III) average yields on interest-earning assets and average rates incurred on interest-bearing liabilities, (IV) the net interest spread and (V) net interest margin on interest- earning assets. Yields and rates are computed on a tax equivalent basis at tax rates of 34% for each of the three years ended September 30, 1994.

                                                        1994                          1993                          1992
                                            ----------------------------  ----------------------------  ----------------------------
                                                      Interest  Average             Interest  Average             Interest Average
                                             Average   Income/  Yields/    Average   Income/  Yields/    Average   Income/  Yields/
  (Dollars in thousands)                     Balance   Expense   Rates     Balance   Expense   Rates     Balance   Expense   Rates
  ----------------------------------------------------------------------------------------------------------------------------------
  Assets
  Interest-earning assets
    CD's, time deposits, federal funds
      and other short-term investments        $23,861     $785     3.29%    $57,206   $1,807     3.16%    $65,090   $2,916     4.48%
    Investment securities: (1) <F1>
      U.S. government and agency obligations    2,163      160     7.40%        513       21     4.09%        547       34     6.22%
      Other                                       827       41     4.96%        823       47     5.71%      1,090       53     4.88%
      Mortgage backed securities               66,312    2,574     3.88%     66,635    2,118     3.18%     95,552    4,744     4.96%
      Federal Home Loan Bank stock              2,127      162     7.62%      2,590      197     7.61%      2,590      201     7.76%
    Loans (net of unearned income) (2)<F2>    247,075   18,987     7.68%    233,708   19,594     8.38%    257,136   23,178     9.01%
                                            ----------------------------  ----------------------------  ----------------------------
        Total interest-earning assets         342,365   22,709     6.63%    361,475   23,784     6.58%    422,005   31,126     7.38%
                                            ----------------------------  ----------------------------  ----------------------------

  Non-interest earning assets
    Cash and equivalents                        1,472                         1,361                         1,440
    Property and equipment                        663                           695                           901
    Interest receivable                         1,818                         1,930                         2,993
    OREO and other assets                      26,209                        32,980                        35,820
    Due from affiliates                           115                            11                            17
    Prepaid commissions                           178                           253                           446
                                            ----------                    ----------                    ----------
      Total non-interest earning assets        30,455                        37,230                        41,617
                                            ----------                    ----------                    ----------
                                             $372,820                      $398,705                      $463,622
                                            ----------                    ----------                    ----------

  Liabilities and shareholder's equity

  Interest-bearing liabilities
    Total deposits (3)<F3>                   $325,993  $11,045     3.39%   $355,442  $12,981     3.65%   $410,873  $19,401     4.72%
    FHLB advances (4)<F4>                      15,991    1,033     6.46%     12,896      978     7.58%     16,957    1,387     8.18%
                                            ----------------------------  ----------------------------  ----------------------------
      Total interest-bearing liabilities      341,984   12,078     3.53%    368,338   13,959     3.79%    427,830   20,788     4.86%
                                            ----------------------------  ----------------------------  ----------------------------

  Non-interest bearing liabilities
    Accrued interest payable                    1,201                         1,305                         1,890
    Other liabilities                           5,506                         4,029                         7,108
    Accrued expenses                              969                           849                         2,594
    Due to affiliates                              58                            32                            58






                                            ----------                    ----------                    ----------
      Total non-interest-bearing liabilities    7,734                         6,215                        11,650
                                            ----------                    ----------                    ----------
  Shareholder's equity                         23,102                        24,152                        24,142
                                            ----------                    ----------                    ----------
                                             $372,820                      $398,705                      $463,622
                                            ----------                    ----------                    ----------


  Net interest income (tax equivalent basis)           $10,631                        $9,825                       $10,338
                                                      ---------                     ---------                     ---------

  Net interest spread(tax equivalent bases)                        3.10%                         2.79%                         2.52%
                                                               ---------                     ---------                     ---------

  Net interest income as a percentage of
     interest-earning assets (tax equivalent basis)                3.11%                         2.72%                         2.45%
                                                               ---------                     ---------                     ---------

                                                                          11

Analysis of changes in interest income and interest expense
The following table presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates for the periods indicated. Changes not due solely to either a change in volume or a change in rate have been allocated based on the respective percentage changes in average balances and average rates. The table is presented on a tax equivalent basis at tax rates of 34% for fiscal years 1994 and 1993.

                                                                           1994 vs. 1993                          1993 vs. 1992
                                                         Increase (decrease) due to change in    Increase (decrease) due to change i
  (In thousands)                                            Volume    Rate       Total               Volume    Rate       Total
  -------------------------------------------------------------------------------------------------------------------------------
  Interest income
    CD's, time deposits, federal funds
      and other short-term investments                      ($1,247)    $225    ($1,022)               ($249)   ($860)   ($1,109)
    Investment securities: (1)<F1>
      U.S. government and agency obligations                     17      122        139                   (1)     (12)       (13)
      Other                                                      -        (6)        (6)                 (15)       9         (6)
      Mortgage backed securities                                (23)     479        456                 (919)  (1,707)    (2,626)
      Federal Home Loan Bank stock                              (35)      -         (35)                  -        (4)        (4)
    Loans (net of unearned income) (2)<F2>                       28     (635)      (607)              (1,964)  (1,620)    (3,584)
                                                           ----------------------------------------------------------------------
        Total interest income                                (1,260)     185     (1,075)              (3,148)  (4,194)    (7,342)
                                                           ----------------------------------------------------------------------
  Interest expense
    Total deposits (3)<F3>                                   (1,131)    (805)    (1,936)              (2,024)  (4,396)    (6,420)
    FHLB advances (4)<F4>                                       200     (145)        55                 (308)    (101)      (409)
                                                           ----------------------------------------------------------------------
        Total interest expense                                 (931)    (950)    (1,881)              (2,332)  (4,497)    (6,829)
                                                           ----------------------------------------------------------------------
  Change in net interest income                               ($329)  $1,135       $806                ($816)    $303      ($513)
                                                           ----------------------------------------------------------------------

<F1> (1)  Securities available for sale and trading securities are included in investment securities.
<F2> (2)  Non accrual loans at year end are included in the total loan portfolio.
<F3> (3)  Includes net cost of interest rate swaps and caps.
<F4> (4)  FHLB advances (short term) are disclosed in Schedule IX - Short Term
Borrowings.

  Investment activities
  The following table summarizes the composition of the securities portfolio (book values) for the three years ended September 30, 1994:

                                                                       1994               1993                 1992
                                                           ------------------  ------------------  -------------------
  (Dollars in thousands)                                     Amount        %     Amount        %      Amount        %
  ----------------------------------------------------------------------------------------------------------------------
  U.S. government and agency obligations                       $493        1%      $494        1%       $499        1%
  Mortgage backed securities                                 48,003       79%    39,374       48%     37,582       38%
  Other                                                         818        1%       817        1%        816        1%
  Federal Home Loan Bank stock                                2,045        3%     2,590        3%      2,590        3%
  Securities available for sale (5)<F5>                       4,902        8%    38,662       47%     57,129       58%
  Trading securities (6)<F6>                                  4,395        7%        -        -          -         -






                                                           -----------------------------------------------------------
  Total                                                     $60,656      100%   $81,937      100%    $98,616      100%
                                                           -------------------------------------------------------------

  The following table sets forth the maturities of investment securities at September 30, 1994 and the weighted average (tax equivalent) yields on such securities.

                                                Within          After one but          Five to ten          After ten
                                               one year        within five year           years               years               To
                                       ------------------  ------------------  ------------------  -------------------  ------------
  (Dollars in thousands)                 Amount    Yield     Amount    Yield     Amount    Yield      Amount    Yield     Amount
  ----------------------------------------------------------------------------------------------------------------------------------
  U.S. government and agency obligation    $493     5.01%        -        -          -        -           -        -        $493
  Mortgage backed securities                 -        -          -        -          -        -      $48,003     4.92%    48,003
  Other                                     568     5.27%        -        -        $250     6.75%         -        -         818
  Federal Home Loan Bank stock            2,045     8.11%        -        -          -        -           -        -       2,045
  Securities available for sale (5)<F5>   4,902     4.81%        -        -          -        -           -        -       4,902
  Trading securities (6)<F6>              4,395     6.94%        -        -          -        -           -        -       4,395
                                       ---------------------------------------------------------------------------------------------
                                        $12,403     6.14%        -        -        $250     6.75%    $48,003     4.92%   $60,656
                                       ---------------------------------------------------------------------------------------------
      Total

  <F5>(5)  Securities available for sale are detailed in Note 5 of Notes to
  Consolidated Financial Statements in the 1994 Annual Report.
  <F6>(6)  Trading securities are detailed in Note 4 of Notes to Consolidated
  Financial Statements of the 1994 Annual Report.

As of September 30, 1994, the Bank held an investment in the following floating rate collateralized mortgage obligation (CMO) securities, each of which exceeded 10% of shareholder's equity.

                                                                                                                        Maturity
  Issuer Name                                   Book value          Market value         Coupon                           date
  -------------------------------------------------------------------------------------------------------------------------------
  FNMA SERIES 1992 151 CLASS F                  2,990,362           2,998,125           1 Month LIBOR + 35bp            08/25/2007
  FNMA SERIES 1993-59 CLASS F                   4,107,826           4,102,985           1 Month LIBOR + 50bp            05/25/2008
  FNMA SERIES 1486 CLASS FB                     3,387,595           3,370,717           1 Month LIBOR + 50bp            04/15/2023

                                                                            12

Lending activities
The following table summarizes the composition of loan portfolio for the three years ended September 30, 1994:

                                                         1994                         1993                        1992
                                            --------------------         ----------------------------          -------------------
  (Dollars in thousands)                      Amount      %                Amount      %               Amount      %
  -----------------------------------------------------------------------------------------------------------------------
  Commercial and financial                     $7,021         3%            $6,483        3%           $15,035         6%
  Real estate construction                      2,819         1%             9,783        4%            10,467         4%
  Real estate mortgage                        262,797        95%           222,450       92%           212,673        89%
  Installment                                     913        -                 375       -                 445        -
  Lease financing                               2,199         1%             2,835        1%             2,900         1%
                                            --------------------         -------------------         --------------------
     Gross total loans                       $275,749       100%          $241,926      100%          $241,520       100%
                                                      ----------                   ---------                   ----------

  Less:  Allowance for loan loss                4,645                        5,433                       5,925
                                            ----------                   ----------                  ----------
     Net total loans                         $271,104                     $236,493                    $235,595
                                            ----------                   ----------                  ----------

Commercial loans, primarily to individuals and small to medium sized firms, were made at a variety of repayment terms and are primarily collateralized by equipment, marketable securities or inventory primarly located in Connectitcut. Real estate mortgage and construction balances as of September 30, 1994 are comprised of residential, commercial and multifamily mortgages of approximately $158.8 million, $75.3 million and $31.5 million, respectively. Commercial real estate loans are primarily located in the Northeast and include as collateral multifamily, health care, office and industrial property. The Bank is no longer an active loan originator in the commercial real estate market. The Bank's residential loan portfolio is primarily collateralized by mortgages on 1-4 family residential properties located throughout the Eastern United States with concentrations in CT, MA, NY and PA. Installment loans are made to individuals. The Bank also occasionally purchases residential mortgage loans for its portfolio from other financial institutions and mortgage bankers for its portfolio. Such purchases are primarily loans collateralized by property located in Connecticut. There were no such purchases during fiscal 1994.

The following tables show the interest rate sensitivities of loans outstanding as of September 30, 1994 which are due in the periods indicated. Loans due within one year include demand loans.

                                                                         After one
                                                        Within           but within         After five
  (In thousands)                                       one year          five years           years              Total
  -----------------------------------------------------------------------------------------------------------------------
  Commercial and financial                               $6,751               $270              $ -               $7,021
  Real estate construction                                1,456              1,363                -                2,819
  Real estate mortgage                                  110,665             69,992            82,140             262,797
  Installment                                               302                254               357                 913
  Lease financing                                           160                189             1,850               2,199







                                                      -------------------------------------------------------------------
      Total                                            $119,334            $72,068           $84,347            $275,749
                                                      -------------------------------------------------------------------

  Fixed interest rate                                                       $6,665           $76,705
  Variable interest rate                                                    65,403             7,642
                                                                         ----------------------------
      Total                                                                $72,068           $84,347
                                                                         ----------------------------


Nonperforming assets
A summary of nonperforming assets by type follows for the three years ended September 30, 1994:

  (Dollars in thousands)                                                    1994              1993                1992
  -----------------------------------------------------------------------------------------------------------------------
  Nonaccrual loans                                                          $6,730            $4,474              $4,977
  Accruing loans contractually past due 90 days or more                        960                19                 388
  Restructured loans                                                           638               665                 381
  Other real estate owned, net                                              13,414            22,683              34,151
                                                                         ------------------------------------------------
  Total nonperforming assets                                               $21,742           $27,841             $39,897
                                                                         ------------------------------------------------
  Nonperforming assets as a percentage of loans
    and other real estate owned                                                7.5%             10.4%               14.3%
                                                                         ------------------------------------------------


OREO is shown net of the reserve for OREO losses. The 1994 activity in the reserve account reflects a beginning balance of $2,201,000, provisions for possible OREO losses of $772,000, total OREO reserve chargeoffs of $1,922,000, total recoveries of $150,000; and an ending balance in the reserve for OREO losses of $1,201,000.

Generally loans are placed in nonaccrual status when interest or principal is past due for ninety days or earlier if circumstances indicate collection is doubtful. The Bank resumes the accrual of interest on such loans if, in the opinion of management, the borrower has demonstrated adequate financial resources and intent to meet the terms and conditions of the loan, and all payments are again current. Interest income forgone on nonperforming loans in fiscal years 1994, 1993, and 1992 amounted to $754,000, $700,000 and
$1,036,000, respectively.

Summary of loan loss experience

The following table summarizes the Bank's loan loss experience for each of the three years ended September 30, 1994:

  (Dollars in thousands)                                       1994              1993              1992
  --------------------------------------------------------------------------------------------------------
  Balance at beginning of period                               $5,433            $5,925            $4,553
  Acquired portfolio of ACC lease financings                       -                 -                464
                                                             ---------------------------------------------
                                                                5,433             5,925             5,017
                                                             ---------------------------------------------
  Chargeoffs:
       Real estate mortgage                                     2,640             1,051             3,111
       Installment                                                 27                -                  9
       Commercial                                                  52                70               735
       Lease financing                                             97                -                285
                                                             ---------------------------------------------
                                                                2,816             1,121             4,140
                                                             ---------------------------------------------
  Recoveries:
       Real estate mortgage                                       136                50                 2
       Commercial                                                  16                19               161
       Lease financing                                             22                -                 -
                                                             ---------------------------------------------
                                                                  174                69               163
                                                             ---------------------------------------------
  Net charge-offs                                               2,642             1,052             3,977
  Additions charged to operations                               1,854               560             4,885
                                                             ---------------------------------------------
  Balance at end of period                                     $4,645            $5,433            $5,925
                                                             ---------------------------------------------
  Ratio of net charge-offs to average loans
      outstanding during the period                              1.07%             0.45%             1.55%
                                                             ---------------------------------------------


The Bank maintains general reserves for potential losses from its loan portfolio in an Allowance for Losses from Loans and Leases (the "ALLL"). The ALLL is maintained at a level considered by management to be adequate. The adequacy of the ALLL is reveiwed quarterly by the Bank's management and its Board of Directors, and is determined primarily by management's informed judgement concerning the amount of risk inherent in the portfolio at a point in time. Management's judgement is based on a number of factors including: 1) a detailed risk rating system for commercial loans in which loans are individually reviewed with respect to such criteria as the estimated value of underlying loan collateral and the financial condition of borrowers, 2) recent historical loan loss experience, 3) industry and geographic concentrations, 4) the results of the most recent regulatory examination available, 5) current national and local economic conditions, and 6) other relevant information as may be available. The balance of each risk rating category has a reserve percentage applied for the purpose of estimating each component of the ALLL.
A substantial portion of outstanding commerical loan portfolio balances on an annualized basis are reviewed periodically by a third party that is independent from the Bank and the results of such review are factored into the risk rating system.

Management also reviews monthly, certain monitored performing and all non-performing loans individually and makes further reserve allocation adjustments. The Bank's one to four family residential mortgage portfolio reserves are evaluated primarily upon the basis of portfolio historical performance. The Bank also maintains an unallocated and supplemental reserve that reflects management's assessment of local and national economic, business and real estate market trends, and the Bank's procedures, controls and personnel.

Loans are charged off against the ALLL when management believes that collection is unlikely. Loan charge-offs are identified during the loan review process. The charge-offs recorded during 1994 were primarily associated with the real estate mortgage portfolio and resulted from the decline in the value of the properties serving as collateral for the loans.

The following table presents the allocation of the reserve for loan and lease losses by loan categories for the three years ended September 30, 1994:

                                                        1994                        1993                        1992
                                           -------------------         -------------------         -------------------
                                                      Loans in                    Loans in                    Loans in
                                             Amount  category            Amount  category            Amount  category
                                               of    as a % of             of    as a % of             of    as a % of
  (Dollars in thousands)                    reserve  total loans        reserve  total loans        reserve  total loans
  --------------------------------------------------------------------------------------------------------------------
  Commercial and financial                       $86        3%            $1,033        3%              $951        6%
  Real estate construction                        37        1%               291        4%               305        4%
  Real estate mortgage                         4,198       95%             3,144       92%             3,483       89%
  Installment                                     18       -                  17       -                   9       -
  Lease financing                                105        1%               381        1%               370        1%
  Unallocated                                    201       -                 567       -                 807       -
                                           ---------------------------------------------------------------------------
       Total                                  $4,645      100%            $5,433      100%            $5,925      100%
                                           ---------------------------------------------------------------------------

Deposits

The Bank offers a variety of deposit accounts designed to attract both short and long term funds. The Bank provides a money market deposit account to Advest's customers as a component of various cash management products available to those customers. The Bank primarily markets brokered Certificates of Deposit (CD's) through Advest. The Bank also markets retail deposit accounts, such as money market accounts, primarily through Advest. At September 30, 1994, deposits obtained through Advest constituted 90% of all deposits at the Bank. Additional deposit information is disclosed in Note 7 of Notes to Consolidated Financial Statements in the 1994 Annual Report.

The following table presents the average balances of and average rates paid on deposits for the three years ended September 30, 1994:

                                                       1994                        1993                        1992
                                           -------------------         -------------------         -------------------
                                            Average   Average           Average   Average           Average   Average
  (Dollars in thousands)                    balance    rate             balance    rate             balance    rate
  --------------------------------------------------------------------------------------------------------------------
  Savings-non interest bearing                   $58                         $63                         $43
  Savings                                        243     2.00%               354     2.51%               165     3.93%
  Money market                               274,715     2.76%           306,722     2.96%           339,346     3.57%
  Time certificates                           50,977     6.17%            48,303     8.00%            71,319     8.07%
                                           ---------------------------------------------------------------------------
    Total deposits                          $325,993     3.39%          $355,442     3.65%          $410,873     4.72%
                                           ---------------------------------------------------------------------------

The following table sets forth the maturity distribution of time deposits in excess of $100,000 as of September 30, 1994:

                    (In thousands)                                                         Amount






                    -------------------------------------------------------------------------------
                    Three months or less                                                      $985
                    Over three months to six months                                          5,146
                    Over six months to twelve months                                        11,756
                    Over twelve months                                                       5,638
                                                                                          ---------
                                                                                           $23,525
                                                                                          ---------

                                                                                 Years ended September 30,
                                                                       -----------------------------------------------
  Return on equity and assets                                             1994              1993               1992
  --------------------------------------------------------------------------------------------------------------------
  Return on assets (net income/average total assets)                       *                  *                  *
  Return on equity (net income/average equity)                             *                  *                  *
  Net interest margin                                                       2.85%             2.46%              2.21%
  Equity to assets (average equity/average assets)                          6.20%             6.06%              5.21%

* As a result of net losses in 1994, 1993, and 1992, this information is not meaningful.

                                                                           15

Item 2.  Properties

       The Company conducts all of its operations from leased premises, generally under non-cancelable leases with terms up to 15 years.

Item 3.  Legal Proceedings

       The Company has been named as defendant in various legal actions some of which claim substantial damages. The actions have arisen principally from the securities and investment banking business. In the opinion of management, based on discussions with counsel, the outcome of these matters will not result in a material adverse effect on the results of operations and financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

       Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The information required by this item is disclosed in Exhibit 13 on pages 74 through 75 of this filing under the caption "Note 11 Common Stock" and on page 88 under the captions "Quarterly Financial Information" and "Shareholder Information".

Item 6.  Selected Financial Data

       The information required by this item is disclosed in Exhibit 13 on page 54 of this filing under the caption "Five Year Financial Summary".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required by this item is disclosed in Exhibit 13 of this filing on pages 45 through 53 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8.  Financial Statements and Supplementary Data

      The information required by this item is disclosed in the Consolidated Financial Statements and Notes thereto of the 1994 Annual Report to Shareholders excerpted in Exhibit 13 of this filing on pages 60 though 87 and under the caption "Quarterly Financial Information" on page 88 of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements with the Company's independent accountants on any accounting or financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required for "Directors" by this item is included under the caption "Election of Directors" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 26, 1995. Such information is hereby incorporated by reference.

      The following table sets forth the executive officers of the Company at December 1, 1994. Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.
                                                                       Officer
            Name            Age               Office                    Since
      Allen Weintraub        59   President, Chief Executive
                                  Officer and Chairman of the Board      1977
      Charles Bassos         52   President and Chief Executive
                                  Officer of Advest Bank                 1991
      Allen G. Botwinick     51   Group Vice President, Operations       1980
      George A. Boujoukos    60   Executive Vice President - Capital
                                  Markets of Advest, Inc.                1977
      Lee G. Kuckro          53   Senior Vice President and Secretary    1978
      Grant Kurtz            52   Senior Executive Vice President
                                  and President of Advest, Inc.          1985
      Martin M. Lilienthal   52   Senior Vice President, Treasurer and
                                  Chief Financial Officer                1977
      Robert L. Thomas       57   President of Boston Security
                                  Counsellors, Inc. and Executive
                                  Vice President - Director of
                                  Investment Policy of Advest, Inc.      1977
      Harry H. Branning      43   Executive Vice President
                                  of Advest, Inc.                        1994

Item 11.  Executive Compensation

      The information required by this item is included under the caption "Remuneration of Directors and Officers" and "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 26, 1995. Such information is hereby incorporated by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

      The information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 26, 1995. Such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is included under the caption "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 26, 1995. Such information is hereby incorporated by reference.
                                       17

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                           Page Reference
(a) 1.  Financial Statements                             Exhibit 13    10-K

      The Consolidated Financial Statements and the
        Report of Independent Accountants contained in the 1994 Annual Report to Shareholders are incorporated herein by reference:

      Report of Independent Accountants                        55

      Consolidated Balance Sheets                              57

      Consolidated Statements of Operations                    56

      Consolidated Statements of Cash Flows                    58

      Consolidated Statements of Changes in
         Shareholders' Equity                                  59

      Notes to Consolidated Financial Statements              60-87

    2.  Financial Statements Schedules

      Report of Independent Accountants                                    23

      Schedule III - Condensed Financial Information of
        Registrant                                                        24-26

      Schedule VIII - Valuation and Qualifying Accounts                    27

      Schedule IX - Short-Term Borrowings                                  28

    3.  Exhibits

            The following is a list of exhibits to this report on Form 10-K filed herewith or incorporated by reference herein.

                                           Prior Filing(s) to which
Exhibit      Description                   reference is made, if applicable

 3(a)    Restated Certificate of           Exhibit 3(a) of Registrant's
         Incorporation of                  Report on Form 10-Q for the
         Registration                      quarter ended March 31, 1989

 3(b)    By-laws of Registrant, as         Exhibit 3(b) of Registrant's Report
         restated                          on Form 10-Q for the quarter ended
                                           March 31, 1989 and Exhibit 3(a) to
                                           to Registrant's Report on Form 10-Q
                                           for the quarter ended June 30, 1990

                                           Prior Filing(s) to which
Exhibit      Description                   reference is made, if applicable

 4(a)    Shareholder Rights Agreement      Exhibit to Registrant's
         dated as of October 31, 1988      Report on Form 8-K dated
         between Registrant and The        November 1, 1988
         Connecticut Bank and Trust
         Company, N.A., as Rights Agent

 4(b)    Indenture pertaining to           Exhibit 4(e) to Registrant's
         Registrant's 9% Convertible       Registration Statement on
         Subordinated Debentures           Form S-1, File No. 2-81977

10(a)    Registrant's Employees'           Exhibit 10(a) to Registrant's
         Retirement Plan, Amended and      Report on Form 10-K for the fiscal
         Restated as of October 1, 1989    year ended September 20, 1989

10(b)    Registrant's 1986 Stock           Exhibit 10 to Registrant's Report
         Option Plan, as amended           on Form 10-Q for the quarter ended
                                           March 31, 1987; Exhibit 10(a) to
                                           Registrant's Report on Form 10-Q
                                           for the quarter ended March 31, 1988

10(c)    Registrant's Incentive            Exhibit 10(c) to Registrant's
         Savings Plan Under IRC            Report on Form 10-K for the fiscal
         Section 401-K, Amended and        year ended September 30, 1989 and
         restated as of January 1,         Exhibit 10(a) to Registrant's Report
         1989                              on Form 10-Q for the quarter ended
                                           June 30, 1990

10(d)    Registrant's 1981 and 1983        Exhibit A to Registrant's Proxy
         Incentive Stock Option            Statements dated December 15, 1981
         Plans, as amended                 and December 21, 1983; Exhibit 10(a)
                                           to Registrant's Report on Form 10-Q
                                           for the quarter ended March 31, 1988

10(e)    Registrant's Deferred             Exhibit 10(f) to Registrant's
         Compensation Savings and          Report on Form 10-K for the fiscal
         Investment Plan, Amended and      year ended September 30, 1989
         Restated as of November 17, 1989

10(f)    First Amendment to Registrant's   Exhibit 10(j) to Registrant's
         Deferred Compensation Savings     Report on Form 10-K for its fiscal
         and Investment Plan               year ended September 30, 1990

10(g)    Amendments Nos. 2 and 3 to        Exhibit 10(b) of Registrant's
         Registrant's Deferred             Report on Form 10-Q for the
         Compensation Savings and          quarter ended December 31, 1992
         Investment Plan

10(h)    Registrant's Employee Stock       Exhibit 10(h) to Registrant's
         Ownership Plan effective          Report on Form 10-K for its fiscal
         as of October 1, 1988             year ended September 30, 1988

                                           Prior Filing(s) to which
Exhibit      Description                   reference is made, if applicable


10(i)    The Advest Thrift Plan of         Exhibit 10(a) of Registrant's
         Registrant, effective as of       Report on Form 10-Q for the
         December 31, 1992                 quarter ended December 31, 1992

10(j)    Registrant's 1990 Top AE          Exhibit 10(i) to Registrant's
         Stock Option Plan, effective      Report on Form 10-K for its fiscal
         as of October 26, 1990            year ended September 30, 1990

10(k)    Registrant's 1991 Top AE          Exhibit 10(k) to Registrant's
         Stock Option Plan, effective      Report on Form 10-K for its fiscal
         as of November 22, 1991.          year ended September 30, 1991

10(l)    Registrant's 1992 Top AE          Exhibit 10(c) of Registrant's
         Stock Option Plan                 Report on Form 10-Q for the
                                           quarter ended December 31, 1992

10(m)    Registrant's Account              Exhibit 10(m) of Registrant's
         Executive Nonqualified            Report on Form 10-K for its fiscal
         Defined Benefit Plan              year ended September 30, 1993

10(n)    Registrant's Nonqualified         Filed herewith
         Executive Post-employment
         Income Plan

10(o)    Registrant's 1995 Equity          Exhibit 4.1 to Registrant's
         Plan, effective as of             Regulation Statement on
         December 1, 1994                  Form S-8, File No. 33-56275

11       Statement Regarding               Filed herewith
         Computation of Net Earnings
         per Common Share

13       Selected Excerpts from the        Filed herewith
         Annual Report to Shareholders
         for fiscal year ended September
         30, 1994

21       Subsidiaries                      Filed herewith

23       Consent of Independent            Filed herewith
         Accountants





    (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended September 30, 1994.

                                   Signatures


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE ADVEST GROUP, INC.



                       By   Martin M. Lilienthal    November 18, 1994
                           (Martin M. Lilienthal)
                           Senior Vice President and Treasurer
                           (Chief Financial and Principal Accounting
                           Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              President, Chief Executive
                              Officer, Chairman of the
                              Board and Director
                              (Principal Executive
   Allen Weintraub            Officer)                    November 18, 1994
  (Allen Weintraub)
                              Senior Vice President and
                              Treasurer (Chief Financial
                              and Principal Accounting
   Martin M. Lilienthal       Officer)                    November 18, 1994
  (Martin M. Lilienthal)


   George A. Boujoukos        Director                    November 18, 1994
  (George A. Boujoukos)


   Anthony E. Cascino         Director                    November 18, 1994
  (Anthony E. Cascino)


   Richard G. Dooley          Director                    November 18, 1994
  (Richard G. Dooley)


   Grant Kurtz                Director                    November 18, 1994
  (Grant Kurtz)

                              Vice Chairman of the
   Anthony A. LaCroix         Board and Director          November 18, 1994
  (Anthony A. LaCroix)

                                   Signatures





   Charles T. Larus           Director                    November 18, 1994
  (Charles T. Larus)


   Corine T. Norgaard         Director                    November 18, 1994
  (Corine T. Norgaard)


   John A. Powers             Director                    November 18, 1994
  (John A. Powers)


   Robert L. Thomas           Director                    November 18, 1994
  (Robert L. Thomas)

                        Report of Independent Accountants




The Board of Directors and Shareholders
  of The Advest Group, Inc.


Our report on the consolidated financial statements of The Advest Group, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 14 of the 1994 Annual Report to Shareholders of The Advest Group, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 18 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





Coopers & Lybrand L.L.P.







Hartford, Connecticut
October 27, 1994

                                                                  Schedule III


                  Condensed Financial Information of Registrant

                             The Advest Group, Inc.
                                (Parent Company)

                            Condensed Balance Sheets



                                                          September 30,
(In thousands)                                        1994             1993

Assets
    Cash                                           $    352         $  1,939
    Short-term investment                             3,000            5,000
    Investment in subsidiaries, equity
        method(a)                                    92,955           86,683
    Receivables from subsidiaries(a)                  2,788            2,617
    Loans                                             8,371            8,325
    Investment securities                             2,344            4,665
    Other assets                                      8,609           10,404

        Total assets                               $118,419         $119,633



Liabilities
    Accounts payable and accrued expenses          $ 11,708         $ 12,104
    Payable to subsidiaries(a)                        6,696            6,477
    Borrowings                                        5,038            5,688
    Subordinated liabilities                         20,997           21,375
        Total liabilities                            44,439           45,644

Shareholders' Equity(b)                              73,980           73,989

    Total liabilities and shareholders' equity     $118,419         $119,633





 (a)  Eliminated in consolidation.
 (b) For an analysis of Shareholders' Equity and its components, see Consolidated Balance Sheets and Statements of Changes in Shareholders' Equity on pages 57 and 59 in Exhibit 13 of this filing.

                                                                  Schedule III
                                                                  (Continued)

                             The Advest Group, Inc.
                                (Parent Company)

                       Condensed Statements of Operations


                                           For the years ended September 30,
(In thousands)                               1994         1993        1992

Interest and other income                  $   284      $   293     $  (113)
Interest and other expenses                  5,149        3,586      11,330

    Loss before income tax benefit,
        extraordinary credit and
        equity in earnings of
        subsidiaries                        (4,865)      (3,293)    (11,443)

Income tax benefit                           2,787        2,711       6,172

    Loss before extraordinary credit
        and equity in earnings of
        subsidiaries                        (2,078)        (582)     (5,271)

Extraordinary credit                            --        2,103          --

    Income (loss) before equity in
        income of subsidiaries              (2,078)       1,521      (5,271)

Equity in income of subsidiaries             5,131        5,750         674

    Net income (loss)                      $ 3,053      $ 7,271     $(4,597)

                           The Advest Group, Inc.               Schedule III
                              (Parent Company)                  (Continued)
                      Condensed Statements of Cash Flows

                                             For the years ended September 30,
(In thousands)                                     1994       1993      1992
Operating Activities
  Net income (loss)                             $ 3,053    $ 7,271   $(4,597)
  Equity in loss of subsidiaries                 (5,131)    (5,750)     (674)
  Adjustments to reconcile net loss to net
     cash from operating activities               3,391        189     6,832

  Deferred ESOP contribution                         --      1,000     1,000
  Net decrease (increase)in operating assets         24       (111)      512
  Net decrease in operating liabilities          (1,365)      (450)   (5,695)

  Net cash (used for) provided by operating
     activities                                     (28)     2,149    (2,622)

Financing Activities
  Proceeds from long term borrowing                  --         --     6,500
  Repayment of long term borrowings                  --        (67)   (1,000)
  Repayment of short term borrowings               (650)    (1,050)     (396)
  Employee stock transaction                         27         84        15
  Repurchase of sub. debentures                    (366)      (281)     (114)
  Net (decrease) increase in payables to
     subsidiaries                                  (747)     6,358     5,787
  Purchase of treasury stock                     (3,090)    (2,022)   (2,095)

  Net cash (used for) provided by financing
     activities                                  (4,826)     3,022     8,697

Investing Activities
  (Increase) decrease in investments in
     subsidiaries                                  (548)    (1,050)    2,131
  Proceeds from sales of investment securities    8,975         --        --
  Proceeds from maturities of investment
     securities                                  39,000     30,000    24,000
  Purchases of investment securities            (44,114)   (37,108)  (24,001)
  Loans originated                                  (56)        --    (8,344)
  Principal collections on loans                     10         19       284
  Recovery on write-offs                             --        291       392

  Net cash provided by (used for) investing
     activities                                   3,267     (7,848)   (5,538)

(Decrease) increase in cash                      (1,587)   (2,677)       537
Cash at beginning of period                       1,939      4,616     4,079

Cash at period end                              $   352    $ 1,939   $ 4,616

Supplemental Information
  Interest paid                                 $ 2,426    $ 2,792   $ 3,918
  Income taxes paid                             $ 1,058    $ 2,406   $ 4,188
  Non-cash transfers (reduction of payable
     to subsidiaries effected in the form of
     dividends                                  $    --    $ 7,000   $35,500

                                                                 Schedule VIII

                     The Advest Group, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts



                                          Additions
                           Balance at    charged to    Chargeoffs   Balance at
                           beginning      cost and        and          end
(In thousands)             of period      expenses     recoveries   of period

For the years ended
September 30,

1994
Credit Losses
  Brokerage customers        $ 1,305       $   265      $   (701)     $   869
  Loans                        5,782         2,499        (3,501)       4,780
  Other                           --             6            (6)          --

Asset Devaluation
  Other real estate owned      2,201           772        (1,772)       1,201
  Other investments/assets     1,383         1,869          (914)       2,338

                             $10,671       $ 5,411      $ (6,894)     $ 9,188


1993
Credit Losses
  Brokerage customers        $ 1,674       $   364      $   (733)     $ 1,305
  Loans                        5,986         1,690        (1,894)       5,782
  Other                           --             5            (5)          --
Asset Devaluation
  Other real estate owned      2,830         2,190        (2,819)       2,201
  Other investments/assets     1,626            43          (286)       1,383

                             $12,116       $ 4,292      $ (5,737)     $10,671


1992
Credit Losses
  Brokerage customers        $ 1,455       $ 1,049      $   (830)     $ 1,674
  Loans                        6,004        11,134       (11,152)       5,986

Asset Devaluation
  Other real estate owned      2,200         5,762        (5,132)       2,830
  Other investments/assets        --         8,499        (6,873)       1,626

                             $ 9,659       $26,444      $(23,987)     $12,116

                                                                         Schedule IX
                              The Advest Group, Inc. and Subsidiaries

                                       Short-term Borrowings

(Dollars in thousands)

                                  Weighted     Maximum amount  Average amount     Weighted
   Category of       Balance      average       outstanding     outstanding   average interest
 aggregate short     at end    interest rate    during the      during the      rate during
 term borrowings    of period  end of period    period (a)      period (b)       the period

For the years ended
September 30,

1994
  Bank loans payable  $22,502       5.27%         $42,422          $5,347           4.29%
  Federal Home Loan
    Bank advances       9,500       5.58           17,300           6,154           5.45
  Other                   650       9.00              650             650           7.83

1993
  Bank loans payable  $     2       3.72%          $14,202         $1,399           3.64%
  Federal Home Loan
    Bank advances       1,000       8.03             7,000          4,553           7.09
  Other                   650       7.25               650            650           7.25

1992
  Bank loans payable  $ 1,502       4.42%          $11,502         $  885           4.76%
  Federal Home Loan
    Bank advances       6,000       6.67             7,500          4,789           7.50
  Other                   650       7.25               650             26           7.25






(a)  Highest month end balance during period.
(b)  Average daily balance during period.


                                    Form 10-K

                                  Exhibit Index



  Exhibit               Description                           Page

    10(n)               Registrant's Nonqualified Executive
                        Post-employment Income Plan            30

    11                  Statement Regarding Computation
                        of Net Earnings per Common Share       44

    13                  Selected Excerpts from the
                        Annual Report to Shareholders
                        for fiscal year ended September
                        30, 1994                               45

    21                  Subsidiaries                           89

    23                  Consent of Independent Accountants     90