Form 10-Q
period 1994-12-31
ADVEST GROUP INC
filed 1995-02-14
CIK 319489

                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.  20549


                                            FORM 10-Q

(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X        SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended       December 31, 1994

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

Common Stock, $.01 par value                    8,536,277 shares
        Class                          Outstanding at January 31, 1995





Total of sequentially numbered pages 21.
Exhibit index sequential page number page 13.

                                     THE ADVEST GROUP, INC.

                                              INDEX


                                                                  Page No.
PART I.  Financial Information

Item 1.    Financial Statements

     Consolidated Balance Sheets
        December 31, 1994 and September 30, 1994                        1

     Consolidated Statements of Operations
        Three Months Ended December 31, 1994 and 1993                   2

     Consolidated Statements of Cash Flows
        Three Months Ended December 31, 1994 and 1993                   3

     Consolidated Statement of Changes in Shareholders' Equity
        Three Months Ended December 31, 1994                            4

     Notes to Consolidated Financial Statements                         5

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7


PART II.  Other Information

Item 1.    Legal Proceedings                                           10

Item 6.    Exhibits and Reports on Form 8-K                            10



Signatures                                                             12

                                            THE ADVEST GROUP, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                        December 31,     September 30,
(In thousands, except share and per share amounts)          1994             1994
- --------------------------------------------------------------------------------------
Assets                                                   (unaudited)
   Cash and short-term investments
     Cash and cash equivalents                            $  11,023         $   7,278
     Cash and securities segregated under
        federal and other regulations                        54,270            49,305
     Interest-earning deposits and investments                3,000             3,000
                                                         ------------      ------------
                                                             68,293            59,583
                                                         ------------      ------------
   Receivables
     Brokerage customers, net                               305,131           321,776
     Loans and mortgages, net                               279,139           279,730
     Securities borrowed                                     61,537            65,751
     Brokers and dealers                                      6,015             3,539
     Other                                                   12,257            11,560
                                                         ------------      ------------
                                                             664,079           682,356
                                                         ------------      ------------
   Securities
     Inventory, at market value                              57,567            34,810
     Held to maturity (market values
       of $29,938 and $53,102)                               31,064            53,850
     Available for sale (market values
       of $24,670 and $4,902)                                24,670             4,902
                                                         ------------      ------------
                                                            113,301            93,562
                                                         ------------      ------------
   Other assets
     Other real estate owned, net                            12,421            13,414
     Equipment and leasehold improvements, net               12,306            11,537
     Other                                                   23,562            24,403
                                                         ------------      ------------
                                                             48,289            49,354
                                                         ------------      ------------
Total Assets                                              $ 893,962         $ 884,855
                                                         ============      ============

Liabilities & Shareholders' Equity
   Brokerage customers                                    $ 314,666         $ 310,537
   Deposits                                                 290,392           291,885
   Securities loaned                                         71,542            79,459
   Short-term borrowings                                     44,201            32,652
   Compensation and benefits                                 12,694            14,053
   Checks payable                                            11,777             6,800
   Brokers and dealers                                        3,767             6,023
   Securities sold, not yet purchased, at market value        2,428             2,187
   Other                                                     16,980            15,894
                                                         ------------      ------------
                                                            768,447           759,490
   Long-term borrowings                                      30,225            30,388
   Subordinated borrowings                                   20,997            20,997
                                                         ------------      ------------
                                                            819,669           810,875
                                                         ------------      ------------

Shareholders' Equity
   Common stock, par value $.01,
     authorized 25,000,000 shares,
     issued 10,570,222 shares                                   106               106
   Paid-in capital                                           67,405            67,405
   Retained earnings                                         17,463            16,605
   Unrealized losses on securities available for sale, net     (153)               --
   Treasury stock, at cost, 2,061,807 shares
     and 1,987,357 shares                                   (10,528)          (10,136)
                                                         ------------      ------------
                                                             74,293            73,980
                                                         ------------      ------------
Total Liabilities and Shareholders' Equity                $ 893,962         $ 884,855
                                                         ============      ============


See Notes to Consolidated Financial Statements.

                                            THE ADVEST GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                                                  Three Months Ended
                                                                     December 31,
(In thousands, except per share amount)                            1994        1993
- -------------------------------------------------------------------------------------
Revenues
   Commissions                                                 $  18,013   $  21,824
   Interest                                                       13,731      10,946
   Principal transactions                                          9,745       9,082
   Asset management and administration                             4,248       3,969
   Investment banking                                              3,764       9,357
   Other                                                           1,492       1,170
                                                               ----------  ----------
      Total revenues                                              50,993      56,348
                                                               ----------  ----------

Expenses
   Compensation and benefits                                      28,062      31,323
   Interest                                                        7,301       5,392
   Communications                                                  4,278       4,639
   Occupancy and equipment                                         4,088       3,809
   Business development                                            1,182       1,233
   Professional                                                      993       1,534
   Brokerage, clearing and exchange                                  871         963
   Provision for credit losses and asset devaluation                 401       1,308
   Other                                                           2,312       2,313
                                                               ----------  ----------
      Total expenses                                              49,488      52,514
                                                               ----------  ----------

Income before taxes                                                1,505       3,834

Provision for income taxes                                           647       1,649
                                                               ----------  ----------
NET INCOME                                                     $     858   $   2,185
                                                               ==========  ==========

- -------------------------------------------------------------------------------------
Net income per common and common equivalent share:
   Primary                                                     $    0.10   $    0.24
                                                               ==========  ==========
   Assuming full dilution                                      $    0.10   $    0.23
                                                               ==========  ==========

See Notes to Consolidated Financial Statements.


                                              THE ADVEST GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                         Three Months Ended
                                                                            December 31,
(In thousands)                                                             1994       1993
- --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $    858   $  2,185
  Adjustments to reconcile net income to net cash
       provided by operating activites:
    Amortization                                                           1,371      1,168
    Depreciation                                                             702        494
    Provision for credit losses and asset devaluation                        401      1,308
    Other                                                                     25        880
  (Increase) decrease in operating assets:
    Receivables from brokerage customers                                  16,609    (21,106)
    Securities borrowed                                                    4,214      1,965
    Receivables from brokers and dealers                                  (2,476)    (9,485)
    Securities inventory                                                 (22,796)    (5,701)
    Cash and securities segregated under federal and other regulations    (4,965)   (13,792)
    Other                                                                    124       (939)
 Increase (decrease) in operating liabilities:
    Brokerage customers                                                    4,129     41,550
    Securities loaned                                                     (7,917)    (6,794)
    Brokers and dealers                                                   (2,256)       793
    Checks payable                                                         4,977     (4,951)
    Other                                                                   (397)    (1,950)
                                                                         ---------  --------
 Net cash used for operating activities                                    (7,397)  (14,375)
                                                                         ---------  --------
FINANCING ACTIVITIES
  Net decrease in deposits                                                (1,493)    (1,035)
  Proceeds of short-term borrowings                                        5,000          -
  Repayment of short-term borrowings                                      (5,163)      (663)
  Short-term brokerage borrowings, net                                    11,549     13,600
  Other                                                                     (391)      (909)
                                                                         ---------  --------
Net cash provided by financing activities                                  9,502     10,993
                                                                         ---------  --------
INVESTING ACTIVITIES
  Proceeds from sales of investments                                         151     10,910
  Proceeds from maturities of investments                                  6,479     64,379
  Purchase of investment securities and short-term investments            (3,897)   (50,788)
  Principal collections on loans                                          11,410     10,938
  Proceeds from loan sale                                                  6,889          -
  Proceeds from other real estate owned, net                                 745        903
  Loans originated                                                       (17,107)   (19,457)
  Other                                                                   (3,030)    (3,703)
                                                                         ---------  --------
Net cash provided by investing activities                                  1,640     13,182
                                                                         ---------  --------
Increase in cash and cash equivalents                                      3,745      9,800
Cash and cash equivalents at beginning of period                           7,278     19,232
                                                                         ---------  --------
Cash and cash equivalents at period end                                 $ 11,023   $ 29,032
                                                                         =========  ========


Interest paid                                                           $  6,679   $  5,175
Income taxes paid                                                       $    630   $    308
Non-cash transfers:
  Loans to OREO                                                         $      -   $    737
  Securities available for sale to (from) investment securities         $(15,079)  $ 27,910
  Change in SFAS 115 valuation reserve, net                             $   (153)  $      -


See Notes to Consolidated Financial Statements.

                                                         THE ADVEST GROUP, INC.
                                        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                               (Unaudited)
                                                                                Unrealized
                                                                                Losses on
                          Common Stock                       Treasury Stock     Securities      Total
                         --------------  Paid-in  Retained  -----------------   Available    Shareholders'
(In thousands)           Shares  Amount  Capital  Earnings  Shares     Amount  for Sale, Net    Equity
- ----------------------------------------------------------------------------------------------------------
Balance, as of
  September 30, 1994     10,570   $106   $67,405  $16,605   (1,987) $(10,136)      $ --        $73,980

Adjustment to beginning
  balance for change in
  accounting principle                                                              (57)           (57)

Net income                                            858                                          858

Purchase of
  treasury stock                                               (74)     (392)                     (392)

Change in unrealized
  gains (losses), net of taxes                                                      (96)           (96)
- ----------------------------------------------------------------------------------------------------------
Balance, as of
   December 31, 1994     10,570   $106   $67,405  $17,463   (2,061) $(10,528)     $(153)       $74,293
                         =================================================================================


See Notes to Consolidated Financial Statements.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)

1.  Financial Statements:

    The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of The Advest Group, Inc. ("AGI") and all subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition and results of operations for the interim periods presented have been made. Certain fiscal 1993 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

    The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1994, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:

    Effective October 1, 1994, the Company prospectively adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and revised its securities accounting policy. SFAS 115 requires the Company to classify its investments in debt and certain equity securities into three categories: "trading (inventory)", "available for sale" or "held to maturity". Bonds, notes and mortgage-backed securities held by the Bank and designated as available for sale are carried at aggregate fair value. Unrealized holding gains or losses, net of applicable income taxes, are reported as a separate component of shareholders' equity. Other bonds, notes and mortgage-backed securities, which Bank management intends to hold until maturity, are carried at amortized cost and classified as held to maturity investments. Available for sale or held to maturity securities will be reduced to fair value, through charges to income, for declines in value that are considered to be other than temporary. The accounting treatment for securities classified as "trading" will not change with the adoption of SFAS 115.

    Upon adoption of SFAS 115, management allocated the securities held in the previous classifications to the classifications specified in SFAS 115. Consequently, the balances of the category identified as available for sale prior to the adoption of SFAS 115 increased by $15,079,000 from the prior year's presentation. The cumulative effect as of October 1, 1994 of adopting SFAS 115 was an increase in net income of $17,000 (net of $8,000 in deferred income taxes). The cumulative effect reflects the reversal of previous write-downs on securities available for sale and the recording of such write-downs in shareholders' equity. The opening balance of shareholders' equity decreased by $57,000 (net of $29,000 in deferred income taxes) to reflect the net unrealized losses on securities classified as available for sale that were previously classified as held for investment and available for sale, and carried at amortized cost and lower of cost or market, respectively.

3.  Capital and Regulatory Requirements:

    Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At December 31, 1994, Advest's regulatory net capital of $29.0 million was 9% of aggregate debit balances and exceeded required net capital by $22.7 million.

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

    At December 31, 1994 the Bank's leverage capital ratio was 6.35% which met the regulatory requirements. In addition, the Bank must maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At December 31, 1994, the Bank's total risk-based capital ratio was 10.66% and the Tier 1 ratio was 9.41%, which exceeded the regulatory requirements.

4.  Income per share calculations:

    Primary income per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period. Fully diluted income per common share assumes conversion of outstanding convertible debentures as well.

    The weighted average number of common stock and common stock equivalents included in the primary and fully diluted per share calculations are as follows (in thousands):

           For the quarters ended December 31,          1994         1993
           Primary                                     8,704        9,286
           Assuming full dilution                      8,704       10,872

5.  Employee Benefit Plans:

Equity Plans
    In January 1995, the Company implemented two 1995 equity plans which cover executive officers (the "Executive Plan"), eligible top performing account executives and designated key employees of the Company (the "Equity Plan").

Under the Equity Plan, participants may elect to invest part of their 1995 compensation, within established minimum and maximum amounts, on a pre-tax basis in units consisting of one share of the AGI's common stock and one option to purchase a single share of AGI common stock. The stock will be purchased from AGI's treasury stock on a monthly basis and will be restricted until the January 1, 1999 vesting date. Options will be granted on January 1, 1996 and will become exercisable for two years beginning on the January 1, 2001 vesting date. The vesting periods may be accelerated under certain circumstances if the participant's employment terminates. Employees may forfeit both unvested stock and options under circumstances outlined in the Equity Plan's prospectus. The terms of the Executive Plan are similar in most respects to the Equity Plan. The principal differences are that shares of AGI stock will be purchased on the open market on a quarterly basis and the options will be granted under the 1993 Stock Option Plan. Both plans are effective for calendar year 1995 only.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment
    The Advest Group, Inc. is a financial services holding company engaged with its operating subsidiaries (the "Company") in securities brokerage, trading, investment banking, consumer lending, asset management and related financial services. All aspects of the business of the Company are highly competitive and impacted by a variety of factors outside of its control including economic conditions, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next. Principal operating subsidiaries are Advest, Inc., a broker-dealer; Advest Bank (the "Bank"), a state-chartered savings bank, Boston Security Counsellors ("BSC"), an investment advisor and Billings & Co., Inc. ("Billings"), a company specializing in private placement offerings primarily in real estate.

    The Company reported its tenth consecutive quarterly profit posting net income of $.9 million ($.10 per share) for the quarter ending December 31, 1994. The results represent a 61% decline from net income of $2.2 million ($.24 per share) in the 1993 quarter. Quarterly comparisons reflect the adverse impact of rising interest rates and uncertain financial markets.

Advest, Inc.
    The Fed raised rates six times for an overall 2.5% increase in the fed fund rate and a 1.75% increase in the discount rate during calendar year 1994. The DOW, after achieving a record high 3978 to close January 1994, was negatively impacted by rising interest rates for much of the year but gained momentum in the second half, on the strength of corporate profits and a robust economy, and ended the year up 2% at 3834. The S&P 500 and the NASDAQ Composite both declined during 1994 to close at 459 (down 2%) and 752 (down 3%), respectively. The 1994 bond market was, by almost any measure, a catastrophe as prices plummeted virtually across the board, particularly for long-term treasuries. IPO's were hard hit in 1994, as new issuances fell to the lowest level since 1991 and declined on a year to year basis for the first time in six years.

    Advest's pre-tax income declined 60% to $2.0 million for the quarter ending December 31, 1994 compared with $5.1 million in the previous year. The 1993 period had benefitted from the final momentum of a three year market rally that ended abruptly in the following quarter. Current quarter gains in principal trading, asset management and net interest revenues were more than offset by a collective $8.7 million decrease in commission and investment banking revenues. Total revenues were $43.4 million and total expenses were $41.4 million, reflecting declines of 10% and 4%, respectively.

Advest Bank
    The Bank posted pre-tax income of $25,000 for the current quarter compared with a $68,000 loss in 1993. Net interest income declined $.2 million primarily due to greater increases in the rates paid on deposits compared with increases in lending rates which reduced interest spreads. Expenses, excluding interest, declined $.4 million (14%), more than offsetting the revenue decline. The decrease was primarily due to lower loss provisions and reduced operating and professional costs associated with other real estate owned.

    Nonperforming assets declined 3% during the quarter ended December 31, 1994, from $21.7 million to $21.1 million. OREO declined 7% to $12.4 million. The Bank's level of delinquent loans was 7.02% at December 31, 1994 compared with 3.84% at September 30, 1994 and nonperforming loans increased $.3 million (4%), to $8.6 million.

Other
    BSC's pre-tax income was $.5 million, a 20% increase over 1993. The advance was a result of a 6% increase in total revenues to $1.1 million together with a 2% decrease in expenses. Total assets under management, including the Company's proprietary Advantage Funds, were substantially unchanged from 1993.

    Billings Management Company ("BMC"), a subsidiary of Billings, has served as a managing general partner of a real estate limited partnership since 1990 when the original general partner filed for bankruptcy protection. As a result Billings has made advances through charges to income to the partnership to cover cash flow deficiencies. Over the past two years, the deficiencies have declined substantially resulting in a favorable impact on Billings' pre-tax results. The partnership property is currently fully occupied with a waiting list and generates sufficient cash flow from operations to meet its needs. In January 1993, a class action lawsuit on behalf of the limited partners was certified. On December 24, 1994, the U.S. District Court for the district of Connecticut signed an order approving a stipulation of settlement whereby the Plaintiffs retained their equity interests in the partnership in exchange for annual cash distributions through 2004 and a substantial reduction in partnership debt. Management expects that the partnership will produce sufficient cash flow to meet the annual cash distribution payments through 2004. However, should funds from operations be insufficient, the company may be required to make supplementary cash payments to the partnership via capital contributions. Management does not believe that the proposed settlement will have a material impact on the Company's results of operations or financial condition. Billings posted a pre-tax loss of $.1 million for the current quarter, an improvement of 54% from 1993.

Results of Operations

              Three Months Ended December 31, 1994 Versus
                  Three Months Ended December 31, 1993

    Net revenues, total revenues less interest expense, were $43.7 million, a decline of $7.3 million (14%), due to significant declines in commission and investment banking revenues which offset gains in all other revenue categories. Expenses, excluding interest, declined $4.9 million (10%) to $42.2 million, primarily related to a decrease in sales-related compensation and lower loss provisions. The tax rate for both the 1994 and 1993 quarters was 43%.

    Reflective of the volatility in the securities markets, commission revenues decreased $3.8 million (17%) to $18.0 million, with declines posted in all major categories. Mutual fund revenues, which achieved record highs in the prior year, declined $1.4 million (23%) and listed sales were off $1.1 million (11%). Commissions on over-the-counter issues and insurance products declined $.6 million (19%) and $.5 million (34%), respectively.

    Investment banking revenues declined $5.6 million (60%) to $3.8 million due to a substantial decrease in initial public offerings combined with lower fees related to the competitive environment for new deals.

    Revenue from principal transactions increased $.7 million (7%) to $9.7 million. A significant increase in the revenues from municipal issues is due to the strengthening of the Company's institutional desk in the fourth quarter of fiscal 1994 and higher interest rates in the current year. Additionally, revenue increases were posted for government zero coupons and money market instruments but the gains were virtually halved by declines primarily in sales of CMOs and high yield corporates.

    Asset management revenues increased $.3 million (7%) to $4.2 million. Advest's income increased $.2 million (7%) as a result of increased assets under management. BSC's revenue increased $.1 million (9%) as a result of its waiving advisory fees during the start up months of the three Advantage Municipal funds which were introduced in July 1993; no revenue was recognized on these funds in the December 1993 quarter.

    Other income increased $.3 million (28%) to $1.5 million due primarily to a $.5 million gain on the sale of an exchange seat which was partly offset by declines in various service fees.

    Net interest income was $6.4 million, an increase of $.9 million (16%) from 1993. Advest's net interest rose $1.1 million (33%) due to higher average margin debits and related interest rate spreads. The Bank's net interest declined $.2 million (7%) primarily due to reduced interest spreads as the Bank raised the rates paid on deposits to a relatively higher level compared with increases in lending rates.

    Compensation costs declined $3.2 million (10%) primarily due to lower sales related compensation and incentives and lower general payroll costs associated with the Company's efforts to keep costs in line with the downturn in the securities markets. Professional fees declined $.5 million (35%) due primarily to lower legal fees at Advest and the Bank. Communications expenses decreased $.4 million (8%) and occupancy and equipment costs increased $.3 million (7%) primarily due to the replacement of Quotron leased terminals with new Advantage 2000 workstations for its sales force. The new equipment is owned by Advest. The provision for credit losses and asset devaluation declined $.9 million (69%) due to lower current year provisions required by AGI, Billings and the Bank.

Liquidity and Capital Resources

                              Three Months Ended December 31, 1994

    With the exception of reclasses of certain securities required by the implementation of SFAS 115 in the current quarter, as discussed in Note 2,
                                              - 9 -
there have been no material changes to the Company's liquidity or capital resources since September 30, 1994.

Subsequent Events
    The Company announced in January 1995 that it had reached agreements in principle with two unrelated third parties to transfer its mutual fund advisory business related to the Advantage Family of Mutual Funds. Northstar Investment Management Corp., a subsidiary of The NWNL Companies, would acquire the business related to the six taxable funds and serve as their investment advisor. An affiliate, NWNL Northstar Distributors, Inc., would become the principal underwriter of the six funds. Northstar would pay up to $10 million, together with additional payments contingent on net assets and future fund sales. Under a separate arrangement, three municipal bond funds managed by Massachusetts Financial Services Company will acquire the assets of the three Advantage municipal bond funds. In connection with this transaction, the Company would receive consideration of $1.2 million. The agreements, which are subject to the approval of shareholders, trustees and boards of directors and negotiation of definitive agreements, are expected to be completed in the quarter ending June 30, 1995.

    On November 3, 1994, the Company entered into an Asset Acquisition Agreement whereby it would sell its investment advisory business related to the Scottish Widows International Fund to Penn Square Management Corporation. On January
19, 1995, the sale was finalized and the Company received payment of $522,000.
A minimum of $322,000 in additional consideration related to net assets and future fund sales will be paid over the next two anniversary dates.

    In January 1995, the Company also announced that it is exploring a bulk sale of the non-performing assets of the Bank. If a sale is consummated, it would result in losses which will substantially offset the non-recurring gains realized from the transfers of the mutual fund business related to the Advantage Funds, discussed above.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
           Exhibit 10 -- Form of Executive Officer Restricted Stock and Stock Option Agreement

           Exhibit 11 -- Computation of Net Income Per Share

           The interim financial information contained herein has been subjected to a review by Coopers & Lybrand L.L.P., the registrant's Independent Accountants, whose report is included on page 11 of this filing.

    (b) Reports on Form 8-K
           None
                                             - 10 -

                                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations and cash flows for the three-month period ended December 31, 1994 and 1993, and changes in shareholders' equity for the three-month period ended December 31, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated October 27, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                        COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
January 19, 1995

                                           SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                              The Advest Group, Inc.
                                                   Registrant




Date      February 13, 1995                Allen Weintraub
                                          (Allen Weintraub),
                                           President and Chief
                                           Executive Officer



Date      February 13, 1995                Martin M. Lilienthal
                                          (Martin M. Lilienthal),
                                           Senior Vice President and
                                           Chief Financial Officer

                                          EXHIBIT INDEX



 Exhibit          Description                                             Page



    10           Form of Executive Officer Restricted Stock and Stock      14
                       Option Agreement

    11           Computation of Net Income Per Share                       21