Form 10-Q
period 1995-03-31
ADVEST GROUP INC
filed 1995-05-11
CIK 319489

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q

(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X        SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended       March 31, 1995

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

Common Stock, $.01 par value                    8,550,017 shares
    Class                            Outstanding at April 28, 1995






Total of sequentially numbered pages 18.
Exhibit index sequential page number page 17.

                              THE ADVEST GROUP, INC.

                                       INDEX


                                                                  Page No.
PART I.  Financial Information

Item 1.    Financial Statements

     Consolidated Balance Sheets
        March 31, 1995 and September 30, 1994                           3

     Consolidated Statements of Operations
        Three and Six Months Ended March 31, 1995 and 1994              4

     Consolidated Statements of Cash Flows
        Six Months Ended March 31, 1995 and 1994                        5

     Consolidated Statement of Changes in Shareholders' Equity
        Six Months Ended March 31, 1995                                 6

     Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9


PART II.  Other Information

Item 1.    Legal Proceedings                                           13

Item 4.    Submission of Matters to a Vote of Security Holders         13

Item 6.    Exhibits and Reports on Form 8-K                            14



Signatures                                                             16

                                Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                    THE ADVEST GROUP, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                                          March 31,      September 30,
(In thousands, except share and per share amounts)          1995             1994
- --------------------------------------------------------------------------------------
Assets                                                   (unaudited)
   Cash and short-term investments
     Cash and cash equivalents                            $   3,688         $   7,278
     Cash and securities segregated under
        federal and other regulations                        43,289            49,305
     Interest-earning deposits and investments                   --             3,000
                                                          ----------------------------
                                                             46,976            59,583
                                                          ----------------------------
   Receivables
     Brokerage customers, net                               294,351           321,776
     Loans and mortgages, net                               276,782           279,730
     Securities borrowed                                     90,003            65,751
     Brokers and dealers                                      1,679             3,539
     Other                                                   12,952            11,560
                                                          ----------------------------
                                                            675,767           682,356
                                                          ----------------------------
   Securities
     Inventory, at market value                              34,403            34,810
     Held to maturity (market values
       of $30,367 and $53,102)                               30,981            53,850
     Available for sale (market values
       of $1,483 and $4,902)                                  1,483             4,902
                                                          ----------------------------
                                                             66,867            93,562
                                                          ----------------------------

   Other assets
     Other real estate owned, net                            11,737            13,414
     Equipment and leasehold improvements, net               12,629            11,537
     Other                                                   24,286            24,403
                                                          ----------------------------
                                                             48,652            49,354
                                                          ----------------------------
Total Assets                                              $ 838,262         $ 884,855
                                                          ============================
Liabilities & Shareholders' Equity
   Brokerage customers                                    $ 296,738         $ 310,537
   Deposits                                                 276,015           291,885
   Securities loaned                                        105,259            79,459
   Short-term borrowings                                      3,151            32,652
   Compensation and benefits                                 12,123            14,053
   Checks payable                                             7,134             6,800
   Brokers and dealers                                        1,042             6,023
   Securities sold, not yet purchased, at market value        2,804             2,187
   Other                                                     13,738            15,894
                                                          ----------------------------
                                                            718,004           759,490
   Long-term borrowings                                      24,796            30,388
   Subordinated borrowings                                   20,621            20,997
                                                          ----------------------------
                                                            763,421           810,875
                                                          ----------------------------
Shareholders' Equity
   Preferred stock, par value $.01, authorized
     2,000,000 shares, none issued                              --                --
   Common stock, par value $.01,
     authorized 25,000,000 shares, issued
     10,571,888 shares and 10,570,222 shares                    113               106
   Paid-in capital                                           67,405            67,405
   Retained earnings                                         17,626            16,605
   Net unrealized losses on securities available for sale       (20)               --
   Treasury stock, at cost, 2,018,268 shares
     and 1,987,357 shares                                   (10,283)          (10,136)
                                                          ----------------------------
                                                             74,841            73,980
                                                          ----------------------------
Total Liabilities and Shareholders' Equity                $ 838,262         $ 884,855
                                                          ============================
See Notes to Consolidated Financial Statements.
                                             - 3 -



                                    THE ADVEST GROUP, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                              Three Months Ended        Six Months Ended
                                                   March 31,                March 31,
                                            ----------------------------------------------
(In thousands, except per share amount)        1995        1994         1995        1994
- ------------------------------------------------------------------------------------------
Revenues
   Commissions                              $ 19,138    $ 23,112     $ 37,151    $ 44,936
   Interest                                   14,025      10,822       27,756      21,768
   Principal transactions                     10,750       7,797       20,495      16,879
   Asset management and administration         4,191       4,114        8,439       8,083
   Investment banking                          3,176       5,265        6,940      14,622
   Gain on sale of investment
     advisory business                           843          --          843          --
   Other                                       1,440         878        2,932       2,048
                                            ----------------------------------------------
      Total revenues                          53,563      51,988      104,556     108,336
                                            ----------------------------------------------
Expenses
   Compensation and benefits                  28,058      30,402       56,119      61,725
   Interest                                    7,810       5,312       15,112      10,704
   Communications                              4,504       4,846        8,781       9,485
   Occupancy and equipment                     4,300       3,854        8,388       7,664
   Business development                        1,020       1,109        2,202       2,341
   Professional                                1,235       1,348        2,229       2,882
   Brokerage, clearing and exchange            1,008         992        1,879       1,955
   Provision for credit losses and
      asset devaluation                        3,097       1,768        3,573       3,076
   Other                                       2,245       1,902        4,482       4,215
                                            ----------------------------------------------
      Total expenses                          53,277      51,533      102,765     104,047
                                            ----------------------------------------------
Income before taxes                              286         455        1,791       4,289

Provision for income taxes                       123         196          770       1,844
                                            ----------------------------------------------
NET INCOME                                  $    163    $    259     $  1,021    $  2,445
                                            ==============================================



Net income per common share:
   Primary                                  $   0.02    $   0.03     $   0.12    $   0.27
                                            ==============================================
   Assuming full dilution                   $   0.02    $   0.03     $   0.12    $   0.27
                                            ==============================================

See Notes to Consolidated Financial Statements.

                                     THE ADVEST GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                          Six Months Ended
                                                                              March 31,
                                                                        --------------------
(In thousands)                                                             1995       1994
- --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $  1,021   $  2,445
  Adjustments to reconcile net income to net cash
       provided by operating activites:
    Amortization                                                           2,793      2,420
    Depreciation                                                           1,452      1,023
    Provision for credit losses and asset devaluation                      3,573      3,076
    Gain on sale of investment advisory business                            (843)         -
    Other                                                                  1,242      1,120
  (Increase) decrease in operating assets:
    Receivables from brokerage customers                                  27,395    (33,634)
    Securities borrowed                                                  (24,252)   (16,229)
    Receivables from brokers and dealers                                   1,860     (1,162)
    Securities inventory                                                     407     (6,289)
    Cash and securities segregated under federal and other regulations     6,016      5,538
    Other                                                                 (1,020)       243
Increase (decrease) in operating liabilities:
    Brokerage customers                                                  (13,799)    25,255
    Securities loaned                                                     25,800     16,169
    Brokers and dealers                                                   (4,981)         -
    Checks payable                                                           334      1,012
    Other                                                                 (3,889)    (6,245)
                                                                        --------------------
Net cash provided by (used for) operating activities                      23,109     (5,258)
                                                                        --------------------
FINANCING ACTIVITIES
  Net decrease in deposits                                               (15,870)   (21,087)
  Proceeds of short-term borrowings                                         (341)         -
  Repayment of short-term borrowings                                      (9,842)    (1,325)
  Short-term brokerage borrowings, net                                   (22,501)     8,200
  Proceeds from long-term borrowings                                       7,250          -
  Repayment of long-term borrowings                                      (10,000)         -
  Other                                                                     (140)    (2,244)
                                                                        --------------------
Net cash used for financing activities                                   (51,444)   (16,456)
                                                                        --------------------
INVESTING ACTIVITIES
  Proceeds from sales of investments                                      24,002     10,914
  Proceeds from maturities of investments                                 13,403     90,199
  Purchase of investment securities and short-term investments            (8,198)   (69,211)
  Principal collections on loans                                          21,308     21,325
  Proceeds from loan sale                                                  8,808          -
  Proceeds from other real estate owned, net                               2,582      2,936
  Loans originated                                                       (32,498)   (37,111)
  Other                                                                   (4,662)    (6,762)
                                                                        --------------------
Net cash provided by investing activities                                 24,745     12,290
                                                                        --------------------
Decrease in cash and cash equivalents                                     (3,590)    (9,424)
Cash and cash equivalents at beginning of period                           7,278     19,232
                                                                        --------------------
Cash and cash equivalents at period end                                 $  3,688   $  9,808
                                                                        ====================


Interest paid                                                           $ 14,899   $ 10,762
Income taxes paid                                                       $    934   $    578
Non-cash transfers:
  Loans to OREO                                                         $  2,790   $    865
  Securities available for sale to (from) investment securities         $(15,079)  $ 27,910
  Change in SFAS 115 valuation reserve, net                             $    (20)  $      -
                                              - 5 -



                                               THE ADVEST GROUP, INC.
                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                     (Unaudited)
                                                                              Net Unrealized
                                                                                 Losses on
                          Common Stock                       Treasury Stock     Securities       Total
                         --------------  Paid-in  Retained  -----------------    Available   Shareholders'
(In thousands)           Shares  Amount  Capital  Earnings  Shares     Amount     for Sale      Equity
- ----------------------------------------------------------------------------------------------------------
Balance, as of
  September 30, 1994     10,570   $106   $67,405  $16,605   (1,987) $(10,136)      $ --        $73,980

Adjustment to beginning
  balance for change in
  accounting principle                                                              (57)           (57)

Net income                                          1,021                                        1,021

Exercise of stock
  options                     2      7                                                               7

Repurchase of
  common stock                                                 (86)     (459)                     (459)

Sale of treasury stock
  to 1995 equity plan                                           55       312                       312

Change in unrealized
  gains (losses),
  net of taxes                                                                       37             37
                      -----------------------------------------------------------------------------------
Balance, as of
      March 31, 1995     10,572   $113   $67,405  $17,626   (2,018) $(10,283)      $(20)       $74,841
                      ===================================================================================

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

2.    Summary of Significant Accounting Policies:

      Effective October 1, 1994, the Company prospectively adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and revised its securities accounting policy. SFAS 115 requires the Company to classify its investments in debt and certain equity securities into three categories: "trading (inventory)", "available for sale" or "held to maturity". Bonds, notes and mortgage-backed securities held by the Bank and designated as available for sale are carried at fair value and unrealized holding gains or losses are credited or charged directly to shareholders' equity. Other bonds, notes and mortgage-backed securities, which Bank management intends to hold until maturity, are carried at amortized cost and classified as held to maturity investments. Available for sale or held to maturity securities will be reduced to fair value, through charges to income, for declines in value that are considered to be other than temporary. The accounting treatment for securities classified as "trading" will not change with the adoption of SFAS 115.

      Upon adoption of SFAS 115, management allocated the securities held in the previous classifications to the classifications specified in SFAS 115. Consequently, the balances of the category identified as available for sale prior to the adoption of SFAS 115 increased by $15,079,000 from the prior year's presentation. The adoption did not have a material effect on the Company's results of operations or financial condition.

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity or disposed of. SFAS 121 is effective for fiscal years beginning after December 15, 1995, although earlier implementation is encouraged. The Company has not determined when it will adopt SFAS 121 but does not expect its implementation to have a material effect on results of operations or financial condition.

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

      At March 31, 1995, Advest's regulatory net capital of $37.6 million was 12% of aggregate debit balances and exceeded required net capital by $31.5 million.

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

      At March 31, 1995, the Bank's leverage capital ratio was 6.08% which met the regulatory requirements. In addition, the Bank must maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At March 31, 1995, the Bank's total risk-based capital ratio was 9.87% and the Tier 1 ratio was 8.62%, which exceeded the regulatory requirements.

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

      The weighted average number of common stock and common stock equivalents included in the primary and fully diluted per share calculations are as follows (in thousands):

                                 For the quarters     For the six months
                                  ended March 31,       ended March 31,
                                  1995       1994       1995       1994
                                 ----------------     ------------------
      Primary                    8,721      9,054       8,718     9,163
                                 =====      =====       =====     =====
      Assuming full dilution     8,721      9,054       8,718     9,163
                                 =====      =====       =====     =====

5.    Employee Benefit Plans:

Equity Plans

      In January 1995, the Company implemented two 1995 equity plans which cover executive officers (the "Executive Plan"), eligible top performing account executives and designated key employees of the Company (the "Equity Plan"). Under the Equity Plan, participants may elect to invest part of their 1995 compensation, within established minimum and maximum amounts, on a pre-tax basis in units consisting of one share of the AGI's common stock and one option to purchase a single share of AGI common stock. The stock will be purchased from AGI's treasury stock each month-end using the closing price of the stock and will be restricted until the January 1, 1999 vesting date. Options will be granted on January 1, 1996 and will become exercisable on the January 1, 2001 vesting date. Employees may forfeit both unvested stock and options under circumstances outlined in the Equity Plan's prospectus. The terms of the Executive Plan are similar in most respects to the Equity Plan. The principal differences are that shares of AGI stock will be purchased on the open market on a quarterly basis and the options will be granted under the 1993 Stock Option Plan. Both plans are effective for calendar year 1995 and may not be offered in future years.

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

      Net income for the quarter declined 37% to $.2 million ($.02 per share) compared with $.3 million ($.03 per share) a year ago. Current quarter results include a $2.8 million pre-tax loss on the sale of a pool of Bank assets and a $.8 million pre-tax gain on the sale of the Company's investment advisory business related to the Scottish Widows International Fund.

Advest, Inc.

      During the quarter, signs of a slowing economy, declining interest rates and strong corporate earnings lifted the DOW over the 4000 mark for the first time in history, establishing a new high at 4172. At the close, the DOW stood at 4157, up 8% from the preceding quarter and 14% versus the year ago quarter. In the underwriting arena, domestic sales of new stocks and bonds declined 51% from the year earlier quarter. In the bond market, the outlook for a sustained bond market rally remains favorable, despite the continued decline of the dollar and uncertainty about the near-term direction of interest rates. At quarter end, the yield on 30-year Treasury bonds was 7.43%.

      Advest's pre-tax earnings were $2.6 million, a 7% improvement. Significant revenue gains were posted for principal trading and net interest income but were offset by declines in investment banking and commission revenues.

Advest Bank

      The Bank posted a $3.2 million loss compared with a $1.1 million loss in the prior year. Current quarter results include a $2.8 million loss, net of reserves, on the sale of a pool of assets with an aggregate book value of $7.4 million. The assets sold included non-performing loans, OREO and certain performing assets. The Bank continues to evaluate other potential asset sales.

       Non-performing assets were $16.0 million, a 49% decline from the prior year. Non-performing assets comprised 5% percent of total assets, down from 9% a year ago.

Other

      Billings Management Company ("BMC"), a subsidiary of Billings, has served as a managing general partner of a real estate limited partnership since 1990 when the original general partner filed for bankruptcy protection. As a result Billings has made advances through charges to income to the partnership to cover cash flow deficiencies. Over the past two years, the deficiencies have declined substantially resulting in a favorable impact on Billings' pre-tax results. The partnership property is currently fully occupied with a waiting list and generates sufficient cash flow from operations to meet its needs. In January 1993, a class action lawsuit on behalf of the limited partners was certified. On December 24, 1994, the U.S. District Court for the district of Connecticut signed an order approving a stipulation of settlement whereby the Plaintiffs retained their equity interests in the partnership in exchange for annual cash distributions through 2004 and a substantial reduction in partnership debt. On January 27, 1995, the settlement was finalized. Management expects that the partnership will produce sufficient cash flow to meet the annual cash distribution payments through 2004. However, should funds from operations be insufficient, the company will be required to make supplementary cash payments to the partnership via capital contributions. The settlement did not have a material impact on the Company's results of operations or financial condition. Billings posted a quarterly pre-tax profit of $27,000 compared with a loss of $301,000 a year ago.

Results of Operations

                     Three Months Ended March 31, 1995 Versus
                        Three Months ended March 31, 1994

      Net revenues, total revenues less interest expense, were $45.8 million, a decline of 2% from the prior year. Substantial declines in commission and investment banking revenues offset advances in all other revenue categories. Net expenses, total expenses excluding interest, declined 2% to $45.5 million. Excluding the loss on the Bank's asset sale, net expenses declined 8%. The tax rate for both years was 43%.

      Commission revenue decreased $4.0 million (17%) to $19.1 million. Declines were posted in most categories including mutual funds, down $1.6 million (24%); listed securities, down $1.0 million (9%); over-the-counter issues, down $.6 million (19%); commodities down $.5 million (69%) and insurance products, down $.4 million (24%).

      Revenue from principal activities increased $3.0 million (38%) to $10.7 million. Trading profits advanced from primarily trading losses a year ago to profits across the board in the current quarter. Municipal and government bond trading profits improved $1.0 million and $.3 million, respectively, while sales credits on debt issues increased $.3 million. NASDAQ trading profits and related sales credits posted a combined $1.0 million increase.

      Investment banking revenues declined $2.1 million (40%) to $3.2 million, reflecting an industry wide decline in new offerings as well as increased competition and lower fees. Sales credits and syndicate fees decreased $1.0 million and $.9 million, respectively, accounting for most of the decrease.

      Asset management revenue increased 2% to $4.2 million due to a 4% increase in Advest's revenues. Other income increased $.6 million (64%) due primarily to higher fee income at Advest.

      Net interest income was $6.2 million, a $.7 million (13%) increase from the prior year. Advest's net interest advanced $.8 million (22%) primarily due to higher interest rates on margin accounts, although average margin debits declined on a year to year basis.

      Compensation costs decreased $2.3 million (8%) primarily due to lower sales compensation and related incentives. General firm payroll declined year to year due to cost cutting measures, including personnel reductions and salary freezes implemented in 1994's fourth quarter. The provision for credit losses and asset devaluation increased $1.3 million (75%) due to the inclusion of the $2.8 million loss on the sale of Bank assets discussed previously. Occupancy and equipment costs increased $.4 million (12%) primarily due to the costs associated with the Advantage 2000 rollout, a technology upgrade for the sales force.

                      Six Months Ended March 31, 1995 Versus
                          Six Months Ended March 31, 1994

      Net revenues decreased $8.2 million (8%) to $89.4 million due to significant declines in commission and investment banking revenues. Net income was $1.0 million compared with $2.4 million in the prior year, a 58% decline. Year to year comparisons primarily reflect the adverse impact of rising interest rates, as the Fed has raised rates seven times since February 1994.

      Commissions declined $7.8 million (17%). Revenue from listed securities and mutual funds were down $2.1 million (10%) and $3.0 million (24%), respectively. Other revenue declines included over-the-counter issues, down $1.2 million (19%); insurance products, down $.9 million (29%) and commodities, down $.7 million (59%).

      Investment banking revenues decreased $7.7 million (53%) to $6.9 million. Reflecting a significant decline in the number of new offerings, sales credits decreased $4.2 million (62%) and syndicate revenues fell $1.7 million (81%).

      Revenue from principal transactions increased $3.6 million (21%) to $20.5 million. Trading profits on municipal and government issues advanced $1.3 million (654%) and $.3 million (210%), respectively, and sales credits on debt securities gained $1.3 million (12%). Trading profits on NASDAQ issues increased $.3 million (195%).

      Other income increased $.9 million (43%) to $2.9 million due primarily to the sale of an exchange seat in the first quarter and higher fee income at Advest.

      Net interest income was $12.6 million, a $1.6 million (14%) increase from fiscal 1994. Advest's net interest increased $1.9 million (28%) primarily due to higher interest rates on margin debits. The Bank's net interest declined $.2 million (5%) largely reflecting a smaller asset base.

      Expenses, excluding interest, declined $5.7 million (6%) to $87.7 million primarily due to a $5.6 million decrease in sales compensation and related incentives.

Liquidity and Capital Resources

                          Six Months Ended March 31, 1995

      During the current quarter, Advest borrowed $6.25 million under a non-recourse note, collateralized exclusively by Advest's furniture and computer equipment. Under the terms of the note, the principal is due October 1, 1998, unless extended at Advest's option, with interest payments due monthly beginning May 1, 1995. The purpose of the loan was to increase the broker-dealer's net capital. As required by the non-recourse note, AGI signed a letter of credit with a third party bank guaranteeing 20% of Advest's debt.

      Certain securities of the Bank have been reclassified as required by the adoption of SFAS 115, as discussed in Note 2.

      There have been no other material changes to the Company's liquidity or capital resources since September 30, 1994.

Subsequent Events

      On May 1, the Company completed the sale of its advisory business related to the Advantage Municipal Funds. The three municipal funds were acquired by three municipal funds managed by Massachusetts Financial Services Company for total consideration paid of $1.2 million. Net of expenses, which include unamortized organization costs of the funds and Advest's deferred sales charges, the Company expects to realize a pre-tax gain of approximately $.2 million.

      Under a separate agreement, the Company is selling the advisory business related to its six taxable Advantage Funds to Northstar Investment Management Corp. ("Northstar"), a subsidiary of ReliaStar Financial Corp. (formerly the NWNL Companies). Northstar will become investment advisor to the funds and NWNL Northstar Distributors, Inc., an affiliate, will serve as principal underwriter. Northstar will pay consideration of up to $10 million, together with additional payments contingent upon net assets and future fund sales. The deal is expected to be finalized in the June quarter.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company commenced solicitation of proxies on December 20, 1994 in connection with its Annual Meeting held on January 26, 1995. The solicitation was performed in accordance with Section 14 of the Securities and Exchange Act of 1934 and the rules thereunder. There was no solicitation in opposition to management's solicitation. A total of 7,100,806 shares were represented at the meeting out of the total of 8,507,415 issued and outstanding as of the December 12, 1994 record date for the meeting.

      (a) Election of Directors. At the Annual Meeting, the reelection as directors of Messrs. Boujoukos and LaCroix and Ms. Norgaard to serve for three year terms expiring in 1998 was considered. Also considered was the election of Mr. Sanford Cloud, Jr. to serve for a two year term expiring in 1997. All such nominees were reelected or elected to the Board of Directors. The nominees received the following votes:


                                    In Favor
                      -----------------------------------
Nominee               In Person     By Proxy      Total         Withheld

George A. Boujoukos          0     6,761,350    6,761,350        339,456
Anthony A. LaCroix           0     6,734,171    6,734,171        366,635
Corine T. Norgaard           0     6,772,171    6,772,171        328,635
Sanford Cloud, Jr.           0     6,752,089    6,752,089        348,717


      The terms of office of the following continuing directors expire in 1996:
Richard G. Dooley, John A. Powers and Robert L. Thomas. The terms of office of the following continuing directors expire in 1997: Grant W. Kurtz and Allen Weintraub. At a meeting of the Board of Directors held following the Annual Meeting, Robert W. Fiondella was elected as director for a term expiring in 1996.

      (b) 1994 Non-Employee Director Stock Option Plan. Also presented at the meeting was a proposal to approve The Advest Group, Inc. 1994 Non-Employee Director Stock Option Plan (the "Plan"). The purpose of the Plan is to attract and retain the continued services of non-employee directors of The Advest Group, Inc. with the requisite qualifications and to encourage such directors to secure or increase on reasonable terms their stock ownership in the Company. The Plan authorizes the issuance of an aggregate of up to 50,000 shares, subject to adjustment under certain events. The Plan was approved by the stockholders, receiving the following vote:


For                Against          Abstaining           Total

6,449,575          597,898            53,333           7,100,806


      (c) Stockholder Proposal. Also presented at the meeting was a proposal by a stockholder requesting that the Directors submit to shareholders an appropriate amendment to the Articles of Incorporation to provide that at future elections Directors whose terms of office have expired be elected annually and not by classes as is now provided. The proposal was rejected by the stockholders, receiving the following vote:


For                Against         Abstaining       No Vote         Total

1,783,232         3,318,668         108,686        1,890,220      7,100,806


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 10(a) -- Registrant's 1994 Non-Employee Director Stock Option
      Plan *

      Exhibit 11 -- Computation of Net Earnings Per Share

      Coopers & Lybrand report on limited review performed on financial information contained herein (see page 15)

      ____________

      * Incorporated by reference to Exhibit A to Registrant's Proxy Statement dated December 20, 1994.


(b)   Reports on Form 8-K

      None

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations and cash flows for the three and six-month periods ended March 31, 1995 and 1994, and changes in shareholders' equity for the six-month period ended March 31, 1995. These financial statements are the responsibilities of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated October 27, 1994, we expressed and unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
April 20, 1995

                                    SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                              The Advest Group, Inc.
                                                   Registrant




Date      April 28, 1995                    /s/Allen Weintraub
                                            Allen Weintraub,
                                            Chairman of the Board and
                                            Chief Executive Officer



Date      April 28, 1995                    /s/Martin M. Lilienthal
                                            Martin M. Lilienthal,
                                            Senior Vice President and
                                            Chief Financial Officer

                                   EXHIBIT INDEX



 Exhibit          Description                               Page


    11           Computation of Net Income Per Share         18