Form 10-Q
period 1995-06-30
ADVEST GROUP INC
filed 1995-08-09
CIK 319489

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     X     SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended       June 30, 1995

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
           Commission File Number:      1-8408

                                   THE ADVEST GROUP, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                               06-0950444
(State or other jurisdiction of         (IRS Employer
 incorporation or organization          Identification Number)

One Commercial Plaza - 280 Trumbull Street
Hartford, Connecticut                                  06103
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (203) 525-1421

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

Common Stock, $.01 par value              8,414,147 shares
          Class                      Outstanding at July 31, 1995


Total of sequentially numbered pages 19.
Exhibit index sequential page number page 18.

                            THE ADVEST GROUP, INC.

                                     INDEX


                                                            Page No.
PART I.  Financial Information

Item 1.    Financial Statements

     Consolidated Balance Sheets
        June 30, 1995 and September 30, 1994                3

     Consolidated Statements of Operations
        Three and Nine Months Ended June 30, 1995 and 1994  4

     Consolidated Statements of Cash Flows
        Nine Months Ended June 30, 1995 and 1994            5

     Consolidated Statement of Changes in Shareholders' Equity
        Nine Months Ended June 30, 1995                     6

     Notes to Consolidated Financial Statements             7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations          10


PART II.  Other Information

Item 1.    Legal Proceedings                               15

Item 6.    Exhibits and Reports on Form 8-K                15

Signatures                                                 17

                                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                 The Advest Group, Inc.
                                              Consolidated Balance Sheets
<captions>
(In thousands, except share and per share amounts)                         June 30, 1995        September 30, 1994
------------------------------------------------------------------------------------------------------------------
Assets                                                                     (Unaudited)
Cash and short-term investments
     Cash and cash equivalents                                                 $ 12,450                  $  7,278
     Cash and securities segregated under federal and other regulations          72,158                    49,305
     Interest-earning deposits and investments                                   -                          3,000
                                                                           -------------               ----------
                                                                                 84,608                    59,583
                                                                           -------------               ----------
Receivables
     Brokerage customers, net                                                   284,184                   321,776
     Loans and mortgages, net                                                   250,973                   279,730
     Securities borrowed                                                        123,953                    65,751
     Brokers and dealers                                                          2,238                     3,539
     Other                                                                       11,251                    11,560
                                                                           -------------               ----------
                                                                                672,599                   682,356
                                                                           -------------               ----------
Securities
     Inventory, at market value                                                  42,539                    34,810
     Held to maturity (market values of $40,522 and $53,102)                     40,283                    53,850
     Available for sale, at market value                                          1,309                     4,902
                                                                           -------------               ----------
                                                                                 84,131                    93,562
                                                                           -------------               ----------
Other assets
     Other real estate owned, net                                                 9,373                    13,414
     Equipment and leasehold improvements, net                                   12,240                    11,537
     Other                                                                       22,886                    24,403
                                                                           -------------               ----------
                                                                                 44,499                    49,354
                                                                           -------------               ----------
                                                                               $885,837                  $884,855
                                                                           =============               ==========
Liabilities & Shareholders' Equity
Liabilities
     Deposits                                                                  $259,129                  $291,885
     Brokerage customers                                                        305,404                   310,537
     Securities loaned                                                          137,505                    79,459
     Compensation and benefits                                                   14,001                    14,053
     Short-term borrowings                                                       10,951                    32,652
     Checks payable                                                              10,282                     6,800
     Brokers and dealers                                                          6,665                     6,023
     Securities sold, not yet purchased, at market value                          2,551                     2,187
     Other                                                                       18,793                    15,894
                                                                           -------------               ----------
                                                                                765,281                   759,490
     Long-term borrowings                                                        22,608                    30,388
     Subordinated borrowings                                                     20,552                    20,997
                                                                           -------------               ----------
                                                                                808,441                   810,875
                                                                           -------------               ----------
Shareholders' Equity
     Common stock, par value $.01, authorized 25,000,000 shares,
        issued 10,574,788 and 10,570,222 shares                                     106                       106
     Paid-in capital                                                             67,425                    67,405
     Retained earnings                                                           20,933                    16,605
     Treasury stock, at cost, 2,131,562 and 1,987,357 shares                    (11,064)                  (10,136)
     Net unrealized loss on securities available for sale, net of taxes              (4)                       -
                                                                           -------------               ----------
                                                                                 77,396                    73,980
                                                                           -------------               ----------
                                                                               $885,837                  $884,855
                                                                           =============               ==========
See Notes to Consolidated Financial Statements.

                                           3

                                                             The Advest Group, Inc.
                                                       Consolidated Statement of Operations
                                                                 (Unaudited)
<captions>
                                                            Three Months Ended                Nine Months Ended
                                                                  June 30,                          June 30,
                                                       --------------------------      --------------------------
(In thousands, except per share amounts)                  1995           1994            1995           1994
-----------------------------------------------------------------------------------------------------------------
Revenues
   Commissions                                            $22,166        $17,323          $59,317        $62,259
   Interest                                                14,268         11,664           42,025         33,432
   Principal transactions                                  10,369          7,219           30,864         24,098
   Asset management and administration                      4,290          4,073           12,728         12,155
   Investment banking                                       4,836          6,289           11,776         20,911
   Gain on sale of investment advisory business, net        9,249             -            10,092             -
   Other                                                    1,741          1,256            4,674          3,304
                                                       -----------    -----------      -----------    -----------
     Total revenues                                        66,919         47,824          171,476        156,159
                                                       -----------    -----------      -----------    -----------
Expenses
   Compensation and benefits                               31,893         26,565           88,013         88,290
   Interest                                                 7,788          5,607           22,899         16,311
   Communications                                           4,868          4,574           13,650         14,058
   Occupancy and equipment                                  4,353          3,846           12,741         11,510
   Provision for credit losses and asset devaluation        6,294          1,443            9,867          4,519
   Professional                                             1,466          1,575            3,695          4,457
   Business development                                       894          1,003            3,096          3,345
   Brokerage, clearing and exchange                         1,036            894            2,916          2,849
   Other                                                    2,103          1,966            6,584          6,181
                                                       -----------    -----------      -----------    -----------
     Total expenses                                        60,695         47,473          163,461        151,520
                                                       -----------    -----------      -----------    -----------
Income before taxes                                         6,224            351            8,015          4,639

Provision for income taxes                                  2,917            151            3,687          1,995
                                                       -----------    -----------      -----------    -----------
Net Income                                                $ 3,307         $  200          $ 4,328        $ 2,644
                                                       ===========    ===========      ===========    ===========

Net income per common share:
   Primary                                                  $0.38          $0.02            $0.50          $0.29
                                                       ===========    ===========      ===========    ===========
   Assuming full dilution                                   $0.34          $0.02            $0.49          $0.29
                                                       ===========    ===========      ===========    ===========
See Notes to Consolidated Financial Statements.

                                                     4

                                      The Advest Group, Inc.
                              Consolidated Statements of Cash Flows
                                          (Unaudited)
                                                                                     Nine Months Ended
                                                                                           June 30,
                                                                           --------------------------------
(In thousands)                                                                   1995               1994
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $  4,328           $  2,644
   Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization                                                              4,192              3,752
        Depreciation                                                              2,217              1,586
        Provision for credit losses and asset devaluation                         9,867              4,519
        Gain on investment advisory business, net                               (10,092)                -
        Other                                                                     1,298              1,517
   (Increase) decrease in operating assets:
        Receivables from brokerage customers                                     37,377            (47,227)
        Securities borrowed                                                     (58,202)           (32,490)
        Receivables from brokers and dealers                                      1,301             (1,308)
        Securities inventory                                                     (7,729)           (11,980)
        Cash and securities segregated under federal and other regulations      (22,853)            62,811
        Other                                                                     1,000              1,646
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                      (5,133)           (14,696)
        Securities loaned                                                        58,046             30,649
        Brokers and dealers                                                         642             (1,690)
        Checks payable                                                            3,482             (2,066)
        Other                                                                       871             (5,427)
                                                                           -------------      -------------
Net cash  provided by (used for) operating activities                            20,612             (7,760)
                                                                           -------------      -------------
FINANCING ACTIVITIES
     Net decrease in deposits                                                   (32,756)           (46,563)
     Proceeds from short-term borrowings                                           (529)            10,000
     Repayment of short-term borrowings                                          (9,500)            (1,488)
     Short-term brokerage borrowings, net                                       (16,703)             8,450
     Proceeds from long-term borrowings                                           7,250              2,000
     Repayment of long-term borrowings                                          (10,000)                -
     Other                                                                       (1,317)            (2,984)
                                                                           -------------      -------------
Net cash used for financing activities                                          (63,555)           (30,585)
                                                                           -------------      -------------
INVESTING ACTIVITIES
     Proceeds from sales of investments                                          24,136             14,683
     Proceeds from maturities of investments                                     14,293            119,302
     Proceeds from investment advisory business, net                              9,874                 -
     Purchase of investment securities and short-term investments               (18,282)           (85,191)
     Principal collections on loans                                              35,156             43,405
     Proceeds from loan sale                                                     32,155                 -
     Proceeds from other real estate owned, net                                   2,882              5,692
     Loans originated                                                           (47,166)           (65,429)
     Other                                                                       (4,933)           (10,258)
                                                                           -------------      -------------
Net cash provided by  investing activities                                       48,115             22,204
                                                                           -------------      -------------
Increase (Decrease) in cash and cash equivalents                                  5,172            (16,141)
Cash and cash equivalents at beginning of period                                  7,278             19,232
                                                                           -------------      -------------
Cash and cash equivalents at period end                                        $ 12,450           $  3,091
                                                                           =============      =============

Interest paid                                                                  $ 22,055           $ 16,080
Income taxes paid                                                              $  1,753           $  1,004
Non-cash transfers from:
     Loans to OREO                                                             $  2,870           $  1,325
     Securities held for sale to (from) investment securities                  $(15,079)          $ 27,910
     Change in SFAS 115 Valuation Reserve                                      $     (4)         $      -
See Notes to Consolidated Financial Statements.

                                              5

                                                              The Advest Group, Inc.
                                         Consolidated Statements of Changes in Shareholders' Equity
<captions>                                                       (Unaudited)
                                                                                                  Net unrealized gain
                                 $.01 par value                                                   (loss) on securities       Total
(In thousands, except              Common stock    Paid-in   Retained            Treasury stock   available for sale, Shareholders'
share and per share amount       Shares  Amount    capital   earnings         Shares      Amount        net of taxes        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance as of
   September 30, 1994         10,570,222   $ 106    $67,405    $16,605     (1,987,357)   $(10,136)           $    -         $73,980

Adjustment to beginning
   balance for change in
   accounting principle                                                                                           (57)          (57)

Net Income                                                       4,328                                                        4,328

Exercise of Stock Options          4,566                 20                                                                      20

Repurchase of common stock                                                   (240,301)     (1,504)                           (1,504)

Sale of treasury stock
   to 1995 equity plan                                                         96,096         576                               576

Change in unrealized gain
   (loss), net of taxes                                                                                            53            53
                          ----------------------------------------------------------------------------------------------------------
Balance as of
   June 30, 1995              10,574,788   $ 106    $67,425    $20,933     (2,131,562)   $(11,064)             $   (4)      $77,396
                          ==========================================================================================================

See Notes to Consolidated Financial Statements.

                                                 6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.  Financial Statements:

    The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of The Advest Group, Inc. ("AGI") and all subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition and results of operations for the interim periods presented have been made. Certain fiscal 1994 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

    The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1994, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:

    Effective October 1, 1994, the Company prospectively adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and revised its securities accounting policy. SFAS 115 requires the Company to classify its investments in debt and certain equity securities into three categories: "trading (inventory)", "available for sale" or "held to maturity". Bonds, notes and mortgage-backed securities held by the Bank and designated as available for sale are carried at fair value and unrealized holding gains or losses are credited or charged directly to shareholders' equity. Other bonds, notes and mortgage-backed securities, which Bank management intends to hold until maturity, are carried at amortized cost and classified as held to maturity investments. Available for sale and held to maturity securities are reduced to fair value, through charges to income, for declines in value that are considered to be other than temporary. The accounting treatment for securities classified as "trading" did not change with the adoption of SFAS 115.

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

    In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("SFAS 121"), "Accounting for the Impairment Of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used by an entity or disposed of. SFAS

121 is effective for fiscal years beginning after December 15, 1995, although earlier implementation is encouraged. The Company has not determined when it will adopt SFAS 121 but does not expect its implementation have a material effect on results of operations or financial condition.

    In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights". SFAS 122 amends SFAS 65 "Accounting for Certain Mortgage Banking Activities" to require that a mortgage banking entity recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 65 required separate capitalization of the cost of rights which were acquired through a purchase transaction but prohibited separate capitalization when the rights were acquired through loan origination activities. SFAS 122 also requires that a mortgage banking entity assess capitalized rights for impairment and establish valuation allowances based on the fair value of those rights, including rights acquired prior to adoption of SFAS 122. Prospective adoption of SFAS 122 is required for fiscal years beginning after December 15, 1995, although earlier implementation is encouraged. The Company has not decided when it will adopt SFAS 122 and has not yet assessed its impact on operating results or financial condition.

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

    At June 30, 1995, Advest's regulatory net capital of $40.0 million was 13% of aggregate debit balances and exceeded required net capital by $33.9 million.

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

    At June 30, 1995, the Bank's leverage capital ratio was 4.60% which met the statutory regulatory requirements, but did not meet the 6% Tier 1 leverage capital requirement stated in the MOU. Management does not anticipate any adverse action by its banking regulators as a result of its non-compliance with the MOU. See further discussion in the Business Environment section of the Management's Discussion and Analysis. In addition, the Bank must maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At June 30, 1995, the Bank's total risk-based capital ratio was 8.00% and the Tier 1 ratio was 6.76%, which met the regulatory requirements.

4.  Income per share calculations:

    Primary income per common share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period. Fully diluted income per common share assumes conversion of outstanding convertible debentures as well.

    The weighted average number of shares of common stock and common stock equivalents included in the primary and fully diluted per share calculations are as follows (in thousands):

                           For the quarters          For the six months
                             ended June 30,             ended June 30,
                            1995         1994            1995     1994
Primary                    8,757        8,878           8,731    9,068
Assuming full dilution    10,351        8,878          10,293    9,068


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment

    The Advest Group, Inc. is a financial services holding company engaged with its operating subsidiaries (the "Company") in securities brokerage, trading, investment banking, consumer lending, asset management and related financial services. All aspects of the business of the Company are highly competitive and impacted by a variety of factors outside of its control including economic and market conditions, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next. Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer; Advest Bank (the "Bank"), a state-chartered savings bank, Boston Security Counsellors ("BSC"), an investment advisor and Billings & Co., Inc. ("Billings"), a company specializing in private placement offerings primarily in real estate.

    Net income for the third quarter ended June 30, 1995 was $3.3 million ($.38 per share) compared with $.2 million ($.02 per share) in 1994. During the quarter the Company recognized $9.3 million in pre-tax gains on the sale of its mutual fund advisory business to two unrelated third parties. Current quarter results also include combined pre-tax charges of $6.0 million from both sales and write-downs of Bank non-performing assets and certain performing loans.

Advest, Inc.

    In the stock market, the DOW closed the June quarter at 4556, continuing the rally begun last quarter. Lower interest rates have bolstered earnings of corporate issuers resulting in higher stock prices and gains on all the major indices. Despite concerns of an anticipated correction, the DOW, led by technology and financial services issues, has risen steadily, gaining 10% in the current quarter for an overall 19% advance calendar year-to-date. Falling interest rates also resulted in an increased number of underwritings as issuers sought to refinance debt at lower rates. New stock and bond issues totaled $190 billion in the June quarter up 30% and 16%, respectively, from the preceding and year earlier quarters, although underwriting fees were lower in 1995. Driven by industry consolidations, merger and acquisition activities achieved record levels for the six months ended June 30.

    Advest's quarterly pre-tax earnings were $3.4 million compared with $2.0 million a year ago, reflecting the strong market conditions. Significant revenue gains were posted for principal transactions, commissions, net interest income and asset management activities.

Advest Bank

    The Bank posted a pre-tax loss of $5.7 million compared with a loss of $71,000 in the prior year. During the current quarter, the Bank completed a previously announced evaluation of alternatives for the disposition of its non-performing assets. As a result, the Bank's board of directors approved a plan for the accelerated disposition of NPAs and certain commercial loans primarily through bulk and other institutional sales. Current quarter results include pre-tax charges of $2.5 million on the sales of $22.4 million of loans and
NPAs.   It is intended that
 substantially all of the remaining NPAs will be sold or under contract in the next two quarters. Consequently, in accordance with the asset disposition plan, an additional pre-tax charge of $3.5 million was taken to mark the balance of the NPAs down to their expected sales proceeds. It is anticipated that the completion of the plan will enable the Bank to concentrate on it's core residential mortgage lending and trust services.

    Pursuant to a Memorandum of Understanding ("MOU") entered into with its regulators, the Bank is required to maintain minimum Tier 1 leverage capital of 6% and risk-based capital of 8%. As a result of the current quarter's operating loss, the Bank's Tier 1 leverage and risk-based capital ratios were 4.6% and 8.00%, respectively, compared with 6.47% and 10.69%, respectively, a year ago. The asset disposition plan, including it's impact on the Bank's ability to comply with the MOU, was discussed with the Bank's regulators prior to its implementation. No objections to the plan were expressed. Consequently, management believes that the Bank's non-compliance with the required Tier 1 capital ratio is unlikely to result in adverse action by its regulators.

    At June 30, 1995, non-performing assets were $11.8 million (4% of total bank assets) compared with $27.9 million (8% of total bank assets) a year ago. The delinquency rate was 2.09%, down from 4.68% in 1994. Interest-earning assets were 94.2% of total bank assets compared with 91.5% last year.

Other

    On May 1, the Company completed the sale of its advisory business related to The Advantage Municipal Funds to an unrelated third party. The Company received consideration of approximately $1.2 million. Net of expenses, which include unamortized organization costs of the funds and Advest's deferred sales charges, the Company realized a pre-tax gain of $.2 million.

    Under a separate agreement, on June 2, 1995, the Company sold the business related to its six taxable funds included in the Advantage Family to an unrelated third party for consideration of $10 million and additional payments contingent on net assets and future fund sales. In addition, Advest will continue to receive 12(b)1 distributions and deferred sales charges on fund shares outstanding at the date of the transaction. Net of expenses, the Company realized a pre-tax gain of $9.1 million.

    BSC posted a quarterly pre-tax profit of $.2 million compared with $.3 million in 1994. Prior to the current quarter sale of the business related to the Advantage Family of Mutual Funds, advisory fees related to the funds accounted for more than 70% of BSC's revenue. Although there will be a related decrease in expenses, primarily due to staff reductions, BSC's operating results will be significantly impacted by the sale of the advisory business. It is expected that Advest's operating results will benefit from its no longer paying up front commissions to its brokers on the Advantage Funds sales. The anticipated benefit to Advest should substantially negate the decline in BSC's operating results, consequently, the impact on consolidated results should not be material.

    Billings Management Company ("BMC"), a subsidiary of Billings, has served as a managing general partner of a real estate limited partnership since 1990 when the original general partner filed for bankruptcy protection. As a result Billings has made advances through charges to income to the partnership to cover cash flow deficiencies. Over the past two years, the deficiencies have declined substantially resulting in a favorable impact on Billings' pre-tax results. The partnership property is currently fully occupied with a waiting list and generates sufficient cash flow from operations to meet its needs. In January 1993, a class action lawsuit on behalf of the limited partners was certified. On December 24, 1994, the US District Court for the district of Connecticut signed an order approving a stipulation of settlement whereby the Plaintiffs retained their equity interests in the partnership in exchange for annual cash distributions through 2004 and a substantial reduction in partnership debt.
On January 27, 1995, the settlement was finalized. Management expects that the partnership will produce sufficient cash flow to meet the annual cash distribution payments through 2004. However, should funds from operations be insufficient, the company will be required to make supplementary cash payments to the partnership via capital contributions. The settlement did not have a material impact on the Company's results of operations or financial condition. Billings pre-tax operating results improved $.1 million and $.6 million, respectively, for the quarter and nine months ended June 30, 1995 compared with the prior year.

Results of Operations

                    Three Months Ended June 30, 1995 Versus
                       Three Months ended June 30, 1994

    Net revenues, total revenues less interest expense, were $59.1 million, an increase of 40% from $42.2 million in 1994. Excluding the $9.3 million gain on the sale of the mutual fund advisory business, net revenues rose 18%. Revenues increased in all categories with the exception of investment banking revenues which declined versus 1994. Net expenses, total expenses excluding interest, increased 26% to $52.9 million. Excluding the loss from the Bank's asset sales and write-downs, net expenses increased 12%. The effective tax rate was 47% compared with 43% in 1994 primarily due to higher state taxes.

    Commission revenue increased $4.8 million (28%) to $22.2 million. Reflecting both the current market rally and 1994's rising interest rates, current quarter listed commissions increased $2.8 million (33%), mutual fund commissions, including fees and contingent deferred sales charges, rose $1.3 million (25%) and over-the-counter commissions gained $1.2 million (57%). Insurance commissions declined $.2 million (22%) as lower interest rates weakened the demand for variable annuities.

    Revenue from principal transactions increased $3.2 million (44%) to $10.4 million. Advest's revenue increased $2.7 million (37%) led by equity commissions up $1.2 million. Trading profits increased in all areas with municipal and corporate bond profits improving $.6 million and $.2 million, respectively, from 1994 trading losses. Bond commissions increased $.4 million (8%). The Bank posted a $.4 million improvement in principal transactions from a $.3 million loss in the 1994 quarter related to portfolio market value declines to a $.1 million current quarter gain on the sale of securities obtained in exchange for loans held for sale by the Bank.

    Investment banking revenues declined $1.5 million (23%) to $4.8 million, primarily due to a $1.3 million gain in the 1994 quarter on the exercise of stock warrants from a past underwriting.

Merger and acquisition revenue advanced $1.1 million but this gain was more than offset by declines in underwriting and syndicate fees and related commission revenues.

    Asset management revenue increased $.2 million (5%) to $4.3 million. Advest's revenue increased $.4 million (14%) due to increased assets under management. BSC's income declined $.3 million (27%). The current quarter sale of the mutual fund business discussed previously contributed to a 31% decrease in advisory fees from the Advantage Funds. Management fees from private accounts declined 18% from the 1994 quarter.

    Net interest income was $6.5 million, an increase of 7% from the prior year. Advest's net interest rose $.7 million (17%) primarily due to higher interest rates on margin accounts, although average margin debits declined approximately 6% from the 1994 quarter. Although asset utilization and the level of earning assets increased in the current quarter, a lower total asset base resulted in a $.2 million (6%) decline in the Bank's net interest income.

    Other income increased $.5 million (39%) primarily due to higher transaction and fee-based income at Advest.

    Compensation costs increased $5.3 million (20%) primarily due higher sales compensation and incentives as well as higher employee insurance costs and payroll taxes. The provision for credit losses and asset devaluation increased $4.9 million (336%) due to $6.0 million in charges from the combined sale and write-down of certain assets of the Bank, as previously discussed, partly offset by a $1.0 million decline in provisions at the holding company. Occupancy and equipment costs increased $.5 million (13%) primarily due to increased depreciation, maintenance and other costs related to the Advantage 2000, a firm-wide technology upgrade.

                    Nine Months Ended June 30, 1995 Versus
                        Nine Months Ended June 30, 1994

    Net revenues increased $8.7 million (6%) to $148.6 million as current quarter revenue gains more than offset declines through the first six months. A $9.3 million current quarter pre-tax gain related to the sale of the Company's mutual fund advisory business accounted for the current year increase. Net income was $4.3 million compared with $2.6 million in the prior year, a 64% increase. The effective income tax rates were 46% and 43% for the 1995 and 1994 periods, respectively.

    Revenue from principal transactions increased $6.8 million (28%) to $30.9 million. Trading profits on municipal, government and corporate debt securities rose $1.9 million, $.5 million and $.3 million, respectively. Related sales credits increased $1.7 million as gains in municipal bonds and government zero coupons were partly offset by a substantial decline in sales of CMOs. Sales credits and trading profits on over-the-counter issues increased $1.3 million and $.5 million, respectively.

    Commissions declined $2.9 million (5%) as current quarter revenue increases substantially offset a 17% decrease through the first six months. Declines in insurance and mutual funds commissions accounted for most of the year-to-date decline.

    Investment banking revenues decreased $9.1 million (44%) to $11.8 million. Reflecting a significant decline in the number of new offerings and lower fees on underwritten issues, sales credits declined $4.3 million and syndicate revenue and corporate finance underwriting fees were off $2.3 and $1.4 million, respectively. Merger and acquisition revenue increased $1.8 million in 1995 while consulting fees declined $.6 million. Additionally, the 1994 period included a $1.3 million gain on the exercise of stock warrants from a previous underwriting.

    Other income increased $1.4 million (41%) to $4.7 million due primarily to the sale of an exchange seat in the first quarter and higher fee income at Advest.

    Net interest income was $19.1 million, a 12% increase from fiscal 1994. Advest's net interest increased $2.5 million (24%) primarily due to higher interest rates on margin debits, despite a year to year decline in average debit balances. The Bank's net interest declined $.4 million (5%) reflecting a smaller asset base.

    Expenses, excluding interest, increased $5.4 million (4%) to $140.6 million primarily due to $6.0 million in current quarter charges at the Bank, as previously discussed.

Liquidity and Capital Resources

                        Nine Months Ended June 30, 1995

    The current quarter disposition of the Company's mutual fund advisory business generated $12.2 million in cash before expenses.

    During the current quarter, the Bank's total assets declined $21.9 million to $293.7 million in accordance with a plan to accelerate disposition of its NPAs. Implementation of the plan resulted in cash proceeds of $19.8 million and a pre-tax loss of $5.7 million for the quarter. The asset decline reflects the combined effect of the operating loss which decreased equity and a reduction in deposit balances, which fell by $16.9 million during the quarter. Year-to-date, the Bank's assets have declined $61.0 million (17%) primarily from asset sales. Additional asset sales are expected in the fourth quarter.

    In the second quarter, Advest borrowed $6.25 million under a non-recourse note, collateralized exclusively by Advest's furniture and computer equipment. Under the terms of the note, the principal is due October 1, 1998, unless extended at Advest's option, with interest payments due monthly beginning April 1, 1995. The purpose of the loan was to increase the broker-dealer's net capital. As required by the non-recourse note, AGI signed a letter of credit with a third party bank guaranteeing 20% of Advest's debt. The letter of credit is fully collateralized by government securities.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
     Exhibit 11 -- Computation of Net Earnings Per Share
     Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)
     Coopers & Lybrand report on limited review performed on financial information contained herein (see page 16)

(b)   Reports on Form 8-K
     None

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of operations for the three and nine-month periods ended June 30, 1995 and 1994, cash flows for the nine-month periods ended June 30, 1995 and 1994, and changes in shareholders' equity for the nine-month period ended June 30, 1995. These financial statements are the responsibility of the Company's management.

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


/s/ Coopers & Lybrand L.L.P.


Hartford, Connecticut
July 19, 1995

                                  SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                        The Advest Group, Inc.
                                              Registrant




Date      July 31, 1995                   /s/Allen Weintraub
                                           Allen Weintraub,
                                      Chairman of the Board and
                                       Chief Executive Officer



Date      July 31, 1995                /s/Martin M. Lilienthal
                                        Martin M. Lilienthal,
                                      Senior Vice President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit        Description

    11    Computation of Net Income Per Share

    27 Financial Data Schedule (Selected financial data - for EDGAR electronic transmission only to SEC.)