Form 10-K
period 1995-09-30
ADVEST GROUP INC
filed 1995-12-22
CIK 319489

----------------------------------------------------------------------
---

                             United States
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the fiscal year ended September 30, 1995
                                  Or
(   )     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.
             For the transition period from            to
                     Commission File Number 1-8408

                        THE ADVEST GROUP, INC.
        (Exact name of registrant as specified in its charter)
              Delaware                                   06-0950444
(State or other jurisdiction of                          (I.R.S.
Employer
incorporation or organization)                     Identification
Number)

90 State House Square, - Hartford, Connecticut                06103
(Address of principal executive offices)                       (Zip
Code)
  Registrant's telephone number, including area code:  (860) 509-1000

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $72,899,351 as of December 1, 1995.

On December 1, 1995 the Registrant has outstanding 8,391,371 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

Parts I, II and IV incorporate information by reference from the Registrant's 1995 Annual Report to Shareholders. Part III incorporates information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on January 25, 1996.

Total of sequentially numbered pages 64 .
exhibit index equential page number page 27 .
                                   >

                              Part I
                               -----
Item 1.  Business
-----------------

General Development of Business
(1) The Advest Group, Inc. ("AGI"), a Delaware corporation, is a financial services holding company engaged, with its operating subsidiaries (collectively the "Company"), in securities brokerage, trading, investment banking, consumer lending, asset management, trust and related financial services. It is organized under the laws of Delaware and commenced operations on January 1, 1977. AGI is successor to a partnership which resulted from mergers of five New York Stock Exchange, Inc. ("NYSE") member firms organized between 1898 and 1919. The Company's broker-dealer subsidiary, Advest, Inc. ("Advest"), was organized to succeed the business of the partnership, effective January 1, 1977. Since that date, a number of other operating subsidiaries in the brokerage and financial services industries have been established or acquired.
     In addition to Advest, operating subsidiaries include Advest Bank (the "Bank"), a Connecticut-chartered capital stock savings bank; Boston Security Counsellors, Inc. ("BSC"), an investment management company; and Billings & Company, Inc. ("Billings"), a real estate services company. Material acquisitions and dispositions of the Company during the past five years follow.
     In November 1992, the Company sold substantially all the assets, the business and name of Shore & Reich, Ltd. ("S&R"), its subsidiary specializing in pension plan administration, to an unrelated third party. Consideration included an initial cash payment of $600,000 and future payments over a five year period based on revenues of the business sold. The Company realized a pre-tax loss of $170,000 related to the disposition in its 1993 fiscal year.
     In January 1994, Lyons, Zomback & Ostrowski, Inc., a financial consulting company specializing in the banking industry and a subsidiary of AGI, was merged into the corporate finance division of Advest as the Financial Institutions Group (the "FIG"). The FIG unit will focus its efforts on serving as an advisor to small and medium-sized community banks.
     During 1995, the Company sold the investment advisory business related to its proprietary mutual funds in three separate transactions. In the first quarter, a pre-tax gain of $.8 million was realized from the sale of the business related to the Scottish Widows International Fund to an unrelated third party. During the third quarter, the businesses related to the six taxable and three non-taxable funds, respectively, in the Advantage Family of Funds ("Funds") were sold to two other unrelated third parties for total consideration of $11.2 million. Net of expenses, the Company realized a pre-tax gain of $9.3 million from the two transactions. The total gain from all sales was $10.1 million and is reported separately on the 1995 Consolidated Statement of Earnings.

(2) Advest is engaged in a broad range of activities in the securities brokerage, investment banking and asset management businesses. Specific services include retail brokerage, institutional sales, origination of and participation in underwritings and distribution of corporate and municipal securities', market making and trading activities in corporate securities and municipal bonds, research, custody and money management.
     Advest has been classified by the Securities and Exchange Commission ("SEC") and the Securities Industry Association as a "large regional" brokerage firm. "Regional" is a term commonly used in the securities industry to indicate that a firm's headquarters are located outside New York City. Advest has retail clients in all fifty states with the largest concentration in the Northeast and Midwest regions and also services institutional accounts throughout the country. During fiscal 1995, Advest opened 1 new sales office and closed 2. At September 30, 1995, Advest had sales offices and account executives in 16 states and the District of Columbia as follows:
                                         Number of
                            Number of      Account
               State          Offices   Executives
               -----           -------  ---------
               Connecticut          7           70
               District of Columbia 1           11
               Florida              6           48
               Illinois             2            9
               Kentucky             3           15
               Maine                3           23
               Maryland             1            4
               Massachusetts        5           52
               Missouri             2           15
               New Hampshire        2            7
               New Jersey           4           25
               New York            16          127
               Ohio                12           53
               Pennsylvania        10           59
               Rhode Island         1            8
               Vermont              1            3
               Virginia             3           12
                                   ---         ---
                                   79          541
                                    ==         ===

     Advest is a member of all major securities exchanges in the United States, the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). In addition, Advest is registered with the Commodity Futures Trading Commission as a commodity trading advisor and a futures commission merchant.
     The Bank is a Connecticut-chartered capital stock savings bank which opened for business in 1984. The Bank's offices and single retail branch are located at 280 Trumbull Street, Hartford, Connecticut 06103. (In December 1995, the Bank has relocated its corporate office and branch office to 90 State House Square, Hartford, CT 06103.) The Bank's principal business has consisted of attracting deposits and investing such deposits, together with funds from capital and other borrowings, in various types of loans, primarily residential, and investments. The Bank's loan portfolio includes single and multi-family residential mortgages, consumer, commercial mortgages and commercial and construction loans. Investments include government and agency obligations, mortgage-backed securities and money market instruments. In addition to providing deposit, lending and trust services within the Bank's primary market area, a significant portion of the Bank's activities have been directed toward providing such products and services to clients of AGI's brokerage and other subsidiaries. The Bank does not currently have a material source of deposits other than those obtained through Advest. Deposits in the Bank are insured by the Bank Insurance Fund of the FDIC, subject to applicable limits.
     In fiscal 1991, the Office of Thrift Supervision ("OTS") approved requests by AGI and the Bank for the Bank to be deemed a "savings association" by virtue of its meeting the test for a qualified thrift lender and for AGI, as the sole shareholder of a "savings association", to be treated as a unitary thrift holding company. In order to retain its status as a "savings association" the Bank must continue to satisfy the "qualified thrift lender" test. This test generally requires that an institution maintain a minimum of 65% of its assets in residential real estate and related investments. At September 30, 1995, 97.0% of the Bank's portfolio consisted of such assets.

(3) The Company's principal executive offices are located at One Commercial Plaza, 280 Trumbull Street, Hartford, Connecticut, 06103 (telephone number (203) 525-1421). As of January 1996, the Company will relocate its executive offices to 90 State House Square, Hartford, CT 06103, telephone number (860) 509-1000.) At September 30, 1995, the Company employed 1,539 persons.

Financial Information about Industry Segments
The information required by this item is disclosed on page 37 of the 1995 Annual Report to Shareholders in Note 18 of Notes to
Consolidated Financial Statements. Such information is hereby incorporated by reference.

Narrative Description of Business
(1)  Revenues
The principal sources of revenue for the last five years are disclosed on page 9 of the 1995 Annual Report to Shareholders under the caption "Five Year Financial Summary". A discussion of the components of services provided and related compensation follows.

Commissions
     Listed   Advest acts as an agent for its customers in the
purchase and sale of securities on the major securities exchanges. Commissions generated by these customers represent a large portion of the Company's revenue.
     Mutual Funds   Advest executes purchases and redemptions of
shares for its clients in many diverse mutual funds. Prior to the sale of the investment advisory business related to its proprietary mutual funds Advest served as sole distributor for The Advantage Family of Mutual Funds and the Advantage Municipal Bond Fund and acted as a distributor of the Scottish Widows International Fund.
     Over-the-Counter   In executing customers' orders in the
over-the-counter market, Advest generally acts as agent with another firm which is a market maker in the securities being purchased or sold. The market price executed represents the best inter-dealer market price available.
     Insurance   Advest acts as agent for several life insurance
companies and sells life insurance and tax-advantaged annuities to its brokerage clients. A principal objective of Advest's insurance department is to assist account executives in protecting the assets of high net worth individuals and businesses. The department provides customized advice and recommends appropriate products to meet unique individual, professional or business needs.
     Options   Advest also effects for its customers the purchase
and sale of put and call options traded on all major stock
exchanges.
     Other   Other commissions include commissions from commodity
trading, international stocks and bonds, certificates of deposit and income from correspondent brokers. In addition, Advest markets private placement and registered offerings of limited partnerships investing in various ventures, primarily real estate. Certain of these limited partnerships are originated by Advest or Billings who, consequently, receive management and other fees.

Principal Transactions
Revenue from principal transactions includes realized and unrealized gains and losses on securities held for resale by Advest and the Bank and related sales credits of Advest. The Company does not actively participate in the high yield securities market. Advest also hedges its municipal bond inventory by entering into derivative transactions, primarily futures when certain inventory levels are reached. Derivative positions are not material and are marked-to-market daily.
     Advest actively engages in trading as principal in various phases of the over-the-counter securities business and acts as principal to facilitate the execution of customers' orders.
Advest buys, sells and maintains an inventory of a security in order to "make a market" in that security. As of September 30, 1995, Advest made dealer markets in the common stock or other equity securities of approximately 184 corporations. Advest also actively engages in trading municipal bonds and unit trust instruments.

Investment Banking
Advest manages and participates as an underwriter of corporate and government securities, mutual funds and private placement offerings. The Syndicate Department is responsible for Advest's participation in underwritings managed by Advest and other firms. The Corporate Finance and Public Finance Departments are responsible for offerings managed or co-managed by Advest.
     Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, under the Securities Act of 1933, other laws and court decisions with respect to underwriters' liability and limitation on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and Advest's underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital Rule 15c3-1 of the SEC.
     Advest also provides merger and acquisition advisory services, appraisals and related services. Billings develops private placement offerings of limited partnerships in real estate and other industries. As a general rule, the Company does not engage in bridge financing activities.

Asset Management and Administration
BSC provides advisory services to a diverse clientele and, until the sale of the investment advisory business related to the Advantage Family of Mutual Funds and the Scottish Widows International Fund in fiscal 1995, acted as their investment advisor. As of September 30, 1995, BSC had approximately $358 million of private account assets under management.
     Advest provides money management services to its brokerage customers through its Investment Management Group ("IM"). IM provides various services to brokerage clients including client profiling, asset allocation, manager selection, due diligence and performance measurement. Recommended portfolio managers include managers in the proprietary Advest Managed Portfolio Services as well as managers not affiliated with the Company. Revenue is generated from fees and/or commissions. At September 30, 1995, IM had approximately $1.6 billion of assets under management.
     Advest Transfer Services, Inc., a subsidiary of AGI, provides transfer agency services to the formerly proprietary mutual funds of the Company. Advest provides dividend reinvestment for more than 1,200 equities and closed-end funds as well as 31 families of mutual funds representing over 1,100 individual funds.
     The Advest Reserve Cash Account "ARCA" enables brokerage clients to participate in an integrated financial services program. ARCA clients have access to their assets through unlimited checkwriting and a VISA debit card issued by a major third party bank as well as on-request loans collateralized by margined securities. Direct deposit is available to ARCA accounts who can select among several automatic investment options for idle cash balances, including an FDIC-insured money market account with the Bank and five money market mutual funds. Other services offered to all clients include retirement plan servicing, securities custody and asset safekeeping.

Advest Bank Net Interest Income
Net interest income is the excess of the interest income and loan fee income over interest expense. The Bank derives interest income from loans extended for the purposes of residential, commercial and consumer credit. Funds not used in lending are invested primarily in money market instruments and short and adjustable rate mortgage-backed securities. The Bank's loans and investments are funded by interest bearing deposits, by debt (primarily advances from the Federal Home Loan Bank of Boston), and by the Bank's equity capital. The Bank's interest and loan fee income has historically exceeded the interest expense of funding and has produced positive net interest income.
     The Bank is subject to interest rate risk to the degree that the Bank's interest-bearing liabilities reprice or mature more rapidly, and in greater volume, as is the case currently, than its interest-earning assets (see Distribution of assets, liabilities and shareholder's equity, interest rates and interest differentials as disclosed in Item 1(c) 4 of this filing and in
Note 17 of Notes to Consolidated Financial Statements on pages 35 through 37 in the 1995 Annual Report to Shareholders. Such information is hereby incorporated by reference).

Interest Income and Customer Financing
Customers' transactions in securities are effected on either a cash or margin basis. In a margin account, the customer pays less than the full cost of a security purchased and the broker-dealer makes a loan for the balance of the purchase price which is secured by the securities purchased, or other securities owned by the investor. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the firm's internal policies which in some instances are more stringent than Regulation T or NYSE requirements. Currently, in most transactions, Regulation T requires that the amount loaned to a customer for a particular purchase not exceed 50% of the purchase price of a security, so that initially the customer's equity in the purchase exceeds the NYSE's rules. A member firm is required to have the customer deposit cash or additional securities so that the loan to the customer for which marginable equity securities are pledged as collateral is no greater than 75% of the value of the securities in the account.
     Interest is charged on the amount borrowed to finance customers' margin transactions. The rate of interest charged customers is based primarily on the brokers' call rate (the charge on bank loans to brokers secured by firm and customers' securities), to which an additional amount is added up to 2.75%. The amount of this interest surcharge is dependent on the average net margin balance and the dollar amount of commissions charged on account transactions during the month.
     Customer credit balances, retained earnings, cash received from stock loan activities, and as needed short-term borrowings, are the primary source for financing customer margin accounts.

Other Income
Other income includes execution fees, exchange and other marketing credits, transfer and service fees as well as investment gains and losses.

Research
Through the combined resources of its in-house research staff and correspondent research provided by three leading outside research firms, Advest provides its brokerage clients with a full range of research services. These include corporate data, financial analysis, identification of emerging trends and objective recommendations. In-house analysts specialize in health care, regional banking, insurance and technology. Correspondent research provides information and recommendations on approximately 3,000 domestic and international equities in over 60 industries in 30 countries.

(2)  Competition
All aspects of the business of the Company are highly competitive. Advest competes with numerous regional and national broker-dealers and other entities, many of which have greater financial resources than the Company. Because of the variety of financial services offered by the Company and the various types of entities that provide such services (including other brokers, banks, insurance companies and retail merchandise outlets), it is not possible to estimate the number of companies that compete with the Company for investor assets. Advest competes with other firms on the basis of transaction prices, quality of service, product availability and locations. With respect to price, service and product, the Company believes it is competitively well-positioned; it is impossible to predict, however, the effect of the broader distribution locales offered by competing entities or the lower costs which may be offered by certain discount brokers. In addition, there is competition for investment professionals among the large number of companies now in the financial services field.
     In attracting deposits, the Bank faces strong competition from numerous savings banks, savings and loan associations, commercial banks, broker-dealers, credit unions, insurance companies, investment firms and mutual funds with offices located primarily in its primary market area. The Bank also faces significant competition for investors' funds from short-term money market funds and other corporate and government securities.
     The Bank's deposit base is substantially derived from Advest's brokerage clients. A portion of these deposits, primarily certificates of deposits, are acquired on a fee basis and are considered "brokered" under FDIC rules. The Bank does not possess branch operations with which it may attract significant additional retail deposits other than those obtained through Advest. Pursuant to the terms of federal banking regulations, concerning brokered deposits, the Bank is deemed to be an "adequately capitalized bank", and as such is limited in the maximum interest rates it may offer on its brokered deposit products to rates which do not exceed (1) the rate paid on deposits of similar maturity in the Bank's normal market area for deposits accepted or (2) the "national rate" paid on deposits of comparable maturity for deposits accepted outside the Bank's normal market area. The Bank, as of September 30, 1995, had $69.6 million of brokered deposits.
     The Bank also competes with other financial institutions for retail loans such as one to four family residential mortgages. These other competitors include banks, savings and loans, insurance companies, credit unions and mortgage banking companies. This market is also highly sensitive to the level and volatility of interest rates, which affects the volume of business being conducted.

(3)  Regulation
The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with the rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities commissions in those states in which they do business.
     Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.
     The Company's investment advisory subsidiary is also subject to extensive Federal and state regulations by the SEC and state securities commissions.
     Advest is required by Federal law to belong to the Securities Investor Protection Corporation ("SIPC"). The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases coverage which provides an additional $24.5 million of coverage per customer for securities held in customers' accounts.
     As a Connecticut-chartered capital stock savings bank whose deposits are insured by the FDIC, subject to applicable limits, the Bank is subject to extensive regulation and supervision by both the Commissioner of the Department of Banking of the State of Connecticut and the Regional Director of the FDIC. The Bank is also subject to various regulatory requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") applicable to FDIC insured financial institutions. This governmental regulation is primarily intended to protect depositors, rather than shareholders, and concerns, among other matters, capital requirements, safety and soundness, permissible investments, community reinvestment and credit discrimination. AGI, for the purpose of ownership of the Bank, is a Unitary Savings and Loan holding company, and is subject to limited regulation of and certain reporting requirements to the Office of Thrift Supervision.
     The Bank has posted losses in each of the last six fiscal years, resulting primarily from the significant deterioration in the Bank's loan portfolio. In July 1991, the Bank entered into a Memorandum of Understanding ("MOU") with its regulators to address certain concerns arising out of an examination of the Bank. In February 1993, the Bank entered into a new MOU with its regulators with terms similar to the original MOU. The Bank has also requested and received a waiver from the FDIC permitting it to continue to accept brokered deposits through September 30, 1996. If the Bank's condition were to deteriorate significantly, the Bank could be subject to regulatory sanctions, which potentially could include additional restrictions on the Bank's operations (including its ability to accept brokered deposits), or under extreme conditions, revocation of the Bank's deposit insurance and the appointment of a conservator or receiver or the closing of the Bank.
     The Bank recorded a significant loss in fiscal 1995 due to its implementation of the accelerated asset disposition plan for NPAs (Refer to Note 2 of Notes to Consolidated Financial Statements on page 27 of the 1995 Annual Report to Shareholders). Consequently, the Bank's leverage capital ratio as of September 30, 1995 was below that required under the terms of the MOU. The 1995 operating loss was anticipated and the accelerated asset disposition plan was discussed with the Bank's state and federal banking regulators prior to implementation. The regulators have required that the Bank submit a capital plan detailing the Bank's estimate of when it will comply with the leverage capital ratio requirement, its risk management program, and contingency plans. Bank management expects to submit its plans to the regulators by the end of the first quarter of fiscal 1996. Management believes that the Bank's non-compliance with the required leverage capital ratio requirement is unlikely to result in adverse action by its regulators.
     Refer to pages 10 through 18 of the 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and on page 30 in Note 7 and on pages 33 and 34 in Note 14 of the Notes to Consolidated Financial Statements for a further description of capital and regulatory considerations concerning the Bank. Such information is hereby incorporated by reference.
     Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject financial institutions to increased regulation, disclosure and reporting requirements. The Bank in its present status is restricted by state bank regulations from the declaration of dividends. (For further discussion concerning dividend restriction applicable to the Bank refer to pages 33 and 34 of the 1995 Annual Report to Shareholders in Note 14 of Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.) It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to what extent the business of the Bank may be affected.
     Federal banking regulations define five categories of capital adequacy for all insured depository institutions, including categories that would prompt supervisory actions. These categories include "Well Capitalized" (with total risk based capital of greater than 10% of risk adjusted assets, Tier One Risk Based Capital of greater than 6% of risk adjusted assets and Leverage Capital of greater than 5% of assets), "Adequately Capitalized" (greater than 8%, 5% and 4% respectively), "Undercapitalized" (less than 8%, less than 4% and less than 4%, respectively), "Significantly Undercapitalized" (less than 6%, 3% and 3%, respectively) and "Critically Undercapitalized" (Tangible Capital of less than 2% of total assets.) In addition, an institution may not be categorized as "Well Capitalized" if it is subject to a regulatory order. Financial institutions classified as one of the three undercapitalized categories are subject to progressively more restrictive limitations on activities and may be subject to orders to increase capital and to cease certain activities and practices. A "Critically Undercapitalized" institution, among other additional restrictions, may, under certain conditions, be placed in a receivership or a conservatorship. Holding Company guarantees apply if an insured institution is classified "Undercapitalized". Such holding company guarantees include guarantee of compliance with banking rules, regulations and laws and the improvement of the Bank, including limited capital support. As previously disclosed, Advest Bank, which is classified as an "Adequately Capitalized" bank, has been subject to successive Memoranda of Understanding since July 1991.

(4)  Disclosure Requirements for Nonbank Holding Companies
Article 9 of Regulation S-X and Industry Guide 3 specify financial statement and certain disclosure requirements for bank holding companies. SEC Staff Accounting Bulletin #69 ("SAB 69") details the view of the SEC staff concerning the applicability of Article 9 and Industry Guide 3 to registrants which are not bank holding companies. The bulletin concludes that a nonbank holding company registrant engaged in similar lending and deposit activities should provide certain disclosures relevant to an understanding of the Registrant's operations. In accordance with SAB 69, the Company, a nonbank holding company, makes the following disclosures regarding the Bank.
                                   9

Distribution of assets, liabilities and shareholder's equity; interest rates and interest differentials
The following table presents for the periods indicated (I) average assets, liabilities and shareholder's equity, (II) interest income and expense,
(III) average yields on interest-earning assets and average rates incurred on interest-bearing liabilities, (IV) the net interest spread and (V) net interest margin on interest- earning assets. Yields and rates are computed on a tax equivalent basis at tax rates of 34% for each of the three years ended September 30, 1995.


                                                         1995                         1994                        1993
                                           -----------------------------  --------------------------  --------------------------
                                                       Interest  Average            Interest Average            Interest Average
                                             Average    Income/  Yields/   Average   Income/ Yields/   Average   Income/ Yields/
(In thousands)                               Balance    Expense   Rates    Balance   Expense  Rates    Balance   Expense  Rates
-------------------------                  -----------------------------  --------------------------  --------------------------
Assets
Interest-earning assets
  CD's, time deposits, federal funds
    and other short-term investments         $  6,294    $   366   5.82%   $ 23,861  $   785   3.29%   $ 57,206  $ 1,807   3.16%
  Investment securities: <F1>
    U.S. government and agency obligations      2,107        151   7.17%      2,163      160   7.40%        513       21   4.09%
    Other                                         703         47   6.69%        827       41   4.96%        823       47   5.71%
    Mortgage-backed securities                 35,321      2,044   5.79%     66,312    2,574   3.88%     66,635    2,118   3.18%
    FHLB stock                                  2,129        157   7.37%      2,127      162   7.62%      2,590      197   7.61%
  Loans (net of unearned income)<F2>          258,011     19,975   7.74%    247,075   18,987   7.68%    233,708   19,594   8.38%
                                           -----------------------------  --------------------------  ----------
      Total interest-earning assets           304,565     22,740   7.47%    342,365   22,709   6.63%    361,475   23,784   6.58%
                                           -----------------------------  --------------------------  ----------

Non-interest earning assets
  Cash and equivalents                            960                         1,472                       1,361
  Property and equipment                          692                           663                         695
  Interest receivable                           2,339                         1,818                       1,930
  OREO and other assets                        16,421                        26,209                      32,980
  Due from affiliates                             255                           115                          11
  Prepaid commissions                             163                           178                         253
                                           -----------                    ----------                  ----------
    Total non-interest earning assets          20,830                        30,455                      37,230
                                           -----------                    ----------                  ----------
                                             $325,395                      $372,820                    $398,705
                                           ===========                    ==========                  ==========

Liabilities and shareholder's equity

Interest-bearing liabilities
  Total deposits <F3>                        $275,962    $11,370   4.12%   $325,993  $11,045   3.39%   $355,442  $12,981   3.65%
  FHLB advances                                23,965      1,605   6.70%     15,991    1,033   6.46%     12,896      978   7.58%
                                           -----------                    ----------                  ----------
    Total interest-bearing liabilities        299,927     12,975   4.33%    341,984   12,078   3.53%    368,338   13,959   3.79%
                                           -----------                    ----------                  ----------

Non-interest bearing liabilities
  Accrued interest payable                      1,251                         1,201                       1,305
  Other liabilities                             5,067                         5,506                       4,029
  Accrued expenses                                232                           969                         849
  Due to affiliates                                71                            58                          32
                                           -----------                    ----------                  ----------
    Total non-interest-bearing liabilities      6,621                         7,734                       6,215
                                           -----------                    ----------                  ----------
Shareholder's equity                           18,847                        23,102                      24,152
                                           -----------                    ----------                  ----------
                                             $325,395                      $372,820                    $398,705
                                           ===========                    ==========                  ==========

Net interest income (tax equivalent basis)               $ 9,765                     $10,631                     $ 9,825
                                                      ===========                   =========                   =========

Net interest spread (tax equivalent basis)                         3.14%                       3.10%                       2.79%
                                                                 =======                     =======                     =======

Net interest income as a percentage of
   interest-earning assets (tax equivalent basis)                  3.21%                       3.11%                       2.72%
                                                                 =======                     =======                     =======


<F1>(1) Securities available for sale and trading
    securities are included in investment securities.

<F2>(2) Nonaccrual loans at year end are included in the total loan portfolio.

<F3>(3) Includes net cost of interest rate swaps and caps.


                                                              10

Analysis of changes in interest income and interest expense

The following table presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates for the periods indicated. Changes not due solely to either a change in volume or a change in rate have been allocated based on the respective percentage changes in average balances and average rates. The table is presented on a tax equivalent basis at tax rates of 34% for fiscal years 1995 and 1994.

                                              1995 vs. 1994               1994 vs. 1993
                                       --------------              --------------
                                       Increase (decrease) due to cIncrease (decrease) due to change in
(In thousands)                         Volume  Rate   Total        Volume  Rate   Total
---------------------------------------------------------------------------------
Interest income
  CD's, time deposits, federal funds
    and other short-term investments   $  (918$  499  $(419)       $(1,247$  225 $(1,022)
  Investment securities: <F1>
    US government and agency obligation    (4)   (5)     (9)           17   122     139
    Other                                 (19)   25       6            -     (6)     (6)
    Mortgage-backed securities         (2,270)1,740    (530)          (23)  479     456
    FHLB stock                              0    (5)     (5)          (35)   -      (35)
  Loans (net of unearned income) <F2>     695   293     988            28  (635)   (607)
                                       --------------              --------------
      Total interest income            (2,516)2,547      31        (1,260)  185  (1,075)
                                       --------------              --------------
Interest expense
  Total deposits <F3>                  (2,004)2,329     325        (1,131) (805) (1,936)
  FHLB advances                           519    53     572           200  (145)     55
                                       --------------              --------------
      Total interest expense           (1,485)2,382     897          (931) (950) (1,881)
                                       --------------              --------------
Change in net interest income          $(1,031$  165  $(866)       $  (329$1,135 $   806
                                       ==============              ==============

<F1>  (1)  Securities available for sale and trading securities are included in investment securities.
<F2> (2)  Nonaccrual loans at year end are included in the total loan portfolio.
<F3> (3)  Includes net cost of interest rate swaps and caps.

Investment activities

The following table summarizes the composition of the securities portfolio (book values) for the three years ended September 30, 1995:


                                        1995          1994          1993
                                       ------------- ------------- -------------
(In thousands)                         Amount   %    Amount   %    Amount   %
--------------------------------------------------------------------------------
US government and agency obligations   $    49    2% $ 4,888    9% $    49    1%
Mortgage-backed securities             21,965    83% 48,003    79% 39,374    48%
Other                                     596     2%    818     1%    817     1%
FHLB stock                              2,233     9%  2,045     3%  2,590     3%
Securities available for sale <F4>      1,127     4%  4,902     8% 38,662    47%
                                       -----------------------------------------
Total                                  $26,411  100% $60,656  100% $81,937  100%
                                       =========================================

The following table sets forth the maturities of investment securities at September 30, 1995 and the weighted average (tax equivalent) yields on such securities.


                          Within            After one          Five          After ten
                          one year         within fiv             y                           Total
                          ------------ ------------- ------------- ------------- -------
(In thousands)            AmountYield  Amount Yield  Amount Yield  Amount Yield  Amount Yield
--------------------------------------------------------------------------------
US government and agency o$  490 6.45%     -     -       -     -       -     -   $    49 6.45%
Mortgage-backed securities   -     -       -     -       -     -   $21,965 6.25% 21,965  6.25%
Other                        96  0.00%     -     -     $500  8.50%     -     -      596  7.13%
FHLB stock                2,233  6.80%     -     -       -     -       -     -    2,233  6.80%
Securities available for s   -     -       -     -       -     -    1,127  5.71%  1,127  5.71%
                          ------------------------------------------------------
    Total                 $2,819 6.51%     -     -     $500  8.50% $23,092 6.22% $26,411 6.30%
                          ======================================================

<F4>(4) Securities available for sale are detailed in Note 6 of Notes to
Consolidated Financial Statements in the 1995 Annual Report to Shareholders.

As of September 30, 1995, the Bank held no investments in floating rate collateralized mortgage obligation (CMO) securities, which exceeded 10% of shareholder's equity.

                                                         11

Lending activities

The following table summarizes the composition of loan portfolio for the three years ended September 30, 1995:


                       1995                     1994                    1993
                      ----------------        ----------------        ----------------
(In thousands)         Amount    %            Amount  %               Amount  %
--------------------------------------------------------------------------------------
Commercial and financi$   3,85      2%        $   7,02      3%        $   6,48      3%

Real estate constructi  5,597       2%          2,819       1%          9,783       4%
Real estate mortgage  220,613      95%        262,797      95%        222,450      92%
Installment               922      -              913      -              375      -

Lease financing         1,811       1%          2,199       1%          2,835       1%
                      ----------------        ----------------        ----------------
   Gross total loans  $232,799    100%        $275,749    100%        $241,926    100%
                              ========                ========                ========

Less:  Allowance for l  2,213                   4,645                   5,433
                      --------                --------                --------
   Net total loans    $230,586                $271,104                $236,493
                      ========                ========                ========


Commercial loans, primarily to individuals and small to medium sized firms, were made at a variety of repayment terms and are primarily collateralized by equipment, marketable securities or inventory primarly located in Connectitcut. Real estate mortgage and construction balances as of September 30, 1995 are comprised of residential, commercial and multifamily mortgages of approximately $170.0 million, $43.9 million and $12.3 million, respectively. Commercial real estate loans are primarily located in the Northeast and include as collateral multifamily, health care, office and industrial property. The Bank is no longer an active loan originator in the commercial real estate market. The Bank's residential loan portfolio is primarily collateralized by mortgages on 1-4 family residential properties located throughout the Eastern United States with concentrations in CT, MA, NY and PA. Installment loans are made to individuals. The Bank also occasionally purchases residential mortgage loans for its portfolio from other financial institutions and mortgage bankers for its portfolio. Such purchases are primarily loans collateralized by property located in Connecticut. There were no such purchases during fiscal 1995.

The following tables show the interest rate sensitivities of loans outstanding as of September 30, 1995 which are due in the periods indicated. Loans due within one year include demand loans.

                                              After one
                               Within         but within      After five
(In thousands)                one year        five years        years          Total
--------------------------------------------------------------------------------------
Commercial and financial      $   3,556       $    300        $     -         $   3,85
Real estate construction        3,566           1,443             588           5,597
Real estate mortgage          114,654          41,318          64,641         220,613
Installment                       317             267             338             922
Lease financing                   -                79           1,732           1,811
                              --------------------------------------------------------
    Total                     $122,093        $43,407         $67,299         $232,799
                              --------------------------------------------------------

Fixed interest rate                           $ 7,368         $66,987
Variable interest rate                         36,039             312
                                              ------------------------
    Total                                     $43,407         $67,299
                                              ========================


Nonperforming assets

A summary of nonperforming assets by type follows for the three years ended September 30, 1995:


(In thousands)                                  1995            1994            1993
--------------------------------------------------------------------------------------
Nonaccrual loans                               $  290         $ 6,730         $ 4,474
Accruing loans contractually past due 90 days      -              960              19
Restructured loans                                 -              638             665
Other real estate owned, net                    2,849          13,414          22,683

                                              ----------------------------------------
Total nonperforming assets                     $3,139         $21,742         $27,841
                                              ========================================
Nonperforming assets as a percentage of loans
  and other real estate owned                     1.3%            7.5%           10.4%
                                              ========================================

OREO is shown net of the reserve for OREO losses. The 1995 activity in the reserve account reflects a beginning balance of $1,201,000, provisions for possible OREO losses of $4,491,000, total OREO reserve chargeoffs of $5,186,000, total recoveries of $212,000 and an ending balance in the reserve for OREO losses of $718,000.

Generally loans are placed in nonaccrual status when interest or principal is past due for ninety days or earlier if circumstances indicate collection is doubtful. The Bank resumes the accrual of interest on such loans if, in the opinion of management, the borrower has demonstrated adequate financial resources and intent to meet the terms and conditions of the loan, and all payments are again current. Interest income forgone on nonperforming loans in fiscal years 1995, 1994, and 1993 amounted to $508,000, $754,000 and $700,000, respectively.

Summary of loan loss experience

The following table summarizes the Bank's loan loss experience for each of the three years ended September 30, 1995:


(In thousands)                                  1995      1994      1993
--------------------------------------------------------------------------
Balance at beginning of period                 $4,645    $5,433    $5,925
                                              ----------------------------

Chargeoffs:
     Real estate mortgage                       7,831     2,640     1,051
     Installment                                  -          27       -
     Commercial                                   483        52        70
     Lease financing                               14        97       -
                                              ----------------------------
                                                8,328     2,816     1,121
                                              ----------------------------
Recoveries:
     Real estate mortgage                         239       136        50
     Commercial                                     1        16        19
     Lease financing                               19        22       -
                                              ----------------------------
                                                  259       174        69
                                              ----------------------------
Net charge-offs                                 8,069     2,642     1,052
Additions charged to operations                 5,637     1,854       560
                                              ----------------------------
Balance at end of period                       $2,213    $4,645    $5,433
                                              ============================
Ratio of net charge-offs to average loans
    outstanding during the period                3.13%     1.07%     0.45%
                                              ============================

The Bank maintains general reserves for potential losses from its loan portfolio in an Allowance for Losses from Loans (the "ALL"). The ALL is maintained at a level considered by management to be adequate. The adequacy of the ALL is reviewed quarterly by the Bank's management and its Board of Directors, and is determined primarily by management's informed judgment concerning the amount of risk inherent in the portfolio at a point in time. Management's judgment is based on a number of factors including: 1) a detailed risk rating system for commercial loans in which loans are individually reviewed with respect to such criteria as the estimated value of underlying loan collateral and the financial condition of borrowers, 2) recent historical loan loss experience,
3) industry and geographic concentrations, 4) the results of the most recent regulatory examination available, 5) current national and local economic conditions, and 6) other relevant information as may be available. The balance of each risk rating category has a reserve percentage applied for the purpose of estimating each component of the ALL. A substantial portion of outstanding commercial loan portfolio balances on an annualized basis are reviewed periodically by a third party that is independent from the Bank and the results of such review are factored into the risk rating system.

Management also reviews monthly, certain monitored performing and all nonperforming loans individually and makes further reserve allocation adjustments. The Bank's one to four family residential mortgage portfolio reserves are evaluated primarily upon the basis of portfolio historical performance. The Bank also maintains an unallocated and supplemental reserve that reflects management's assessment of local and national economic, business and real estate market trends, and the Bank's procedures, controls and personnel.

Loans are charged off against the ALL when management believes that collection is unlikely. Loan charge-offs are identified during the loan review process. The charge-offs recorded prior to 1995 were primarily associated with the real estate mortgage portfolio and resulted from the decline in the value of the properties serving as collateral for the loans. The charge-offs recorded during 1995 were primarily associated with the discounts neccessary to attract buyers of those distressed commercial OREO assets included in the Bank's accelerated asset disposition plan and other bulk sales. (See Note 2 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders. )

The following table presents the allocation of the reserve for loan and lease losses by loan categories for the three years ended
September 30, 1995:

                       1995              1994                   1993
                     ----------------  ------------------     ----------------
                             Loans in          Loans in               Loans in
                      Amount category   Amount  category       Amount category
                        of   as a % of    of   as a % of         of   as a % of
(In thousands)       reserve total loanreserve total loans    reserve total loans
------------------------------------------------------------------------------
Commercial and financ$    29       2%  $    86         3%      $1,033       3%
Real estate construct     38       2%       37         1%         291       4%
Real estate mortgage   1,752      95%    4,198        95%       3,144      92%
Installment               18      -         18        -            17      -
Lease financing           66       1%      105         1%         381       1%
Unallocated              310      -        201        -           567      -
                     ----------------  ------------------     ----------------
     Total            $2,213     100%   $4,645       100%      $5,433      99%
                     ================  ==================     ================


Deposits

The Bank offers a variety of deposit accounts designed to attract both short and long term funds. The Bank provides a money market deposit account to Advest's customers as a component of various cash management products available to those customers. The Bank primarily markets brokered Certificates of Deposit (CD's) through Advest. The Bank also markets retail deposit accounts, such as money market accounts, primarily through Advest. At September 30, 1995, deposits obtained through Advest constituted 89% of all deposits at the Bank. Additional deposit information is disclosed in Note 9 of Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders.

The following table presents the average balances of and average rates paid on deposits for the three years ended September 30, 1995:

                       1995              1994                   1993
                     ----------------  ------------------     ----------------
                     Average Average   Average  Average       Average Average
(Dollars in thousandsbalance  rate     balance   rate         balance  rate
------------------------------------------------------------------------------
Savings-non interest $        66       $        58            $        63
Savings                   33    1.99%      243      2.00%         354    2.51%
Money market         209,407    3.22%  274,715      2.76%     306,722    2.96%
Time certificates     66,456    6.41%   50,977      6.17%      48,303    8.00%
                     ---------------------------------------------------------
  Total deposits     $275,962   4.12%  $325,993     3.39%     $355,442   3.65%
                     =========================================================


The following table sets forth the maturity distribution of time deposits of $100,000 or more as of September 30, 1995:

                (Dollars in thousands)           Amount
                -----------------------------------------
                Three months or less             $ 4,150
                Over three months to six months    7,108
                Over six months to twelve month    6,441
                Over twelve months                 9,056
                                               ----------
                                                 $26,755
                                               ==========

Return on equity and assets

                                       Years ended September 30,
                                       ---------------------------------------
                                         1995            1994           1993
------------------------------------------------------------------------------
Return on assets (net income/average to   *                *             *
Return on equity (net income/average eq   *                *             *
Net interest margin                       3.00%          2.85%           2.46%
Equity to assets (average equity/averag   5.79%          6.20%           6.06%


* As a result of net losses in 1995, 1994, and 1993, this information is not meaningful.

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

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
The information required by this item is disclosed on pages 31 and 32 of the 1995 Annual Report to Shareholders in Note 11 of the Notes to Consolidated Financial Statements and on page 39 under the captions "Quarterly Financial Information" and "Shareholder Information". Such information is hereby incorporated by reference.

Item 6.  Selected Financial Data
The information required by this item is disclosed on page 9 of the 1995 Annual Report to Shareholders under the caption "Five Year
Financial Summary". Such information is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is disclosed on pages 10 through 18 of the 1995 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such information is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
The information required by this item is disclosed in the Consolidated Financial Statements and Notes on pages 20 through 38 and under the caption "Quarterly Financial Information" on page 39 of the 1995 Annual Report to Shareholders. Such information is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with the Company's independent accountants on any accounting or financial disclosure matters.

                               Part III

Item 10. Directors and Executive Officers of the Registrant
The information required for "Directors" by this item is included under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 25, 1996. Such information is hereby incorporated by reference.

     The following table sets forth the executive officers of the Company at December 1, 1995. Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

                                                                    Officer
Name                Age                    Office                    Since
---------------------------------------------------------------------------

Allen Weintraub     60     Chief Executive Officer and
                              Chairman of the Board                   1977
Grant W. Kurtz      53     President of the Company and Advest, Inc.  1985
Allen G. Botwinick  52     Executive Vice President - Administration
                              and Operations                          1980
George A. Boujoukos 61     Executive Vice President - Capital
                              Markets of Advest, Inc.                 1977
Lee G. Kuckro       54     Senior Vice President, Secretary
                           and General Counsel                        1978
Martin M.
   Lilienthal       53     Senior Vice President, Treasurer and
                              Chief Financial Officer                 1977
Harry H. Branning   44     Executive Vice President of
                              Advest, Inc                             1994

Item 11.  Executive Compensation
The information required by this item is included under the caption "Remuneration of Directors and Officers" and "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 25, 1996. Such information is hereby incorporated by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And
Management
The information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 25, 1996. Such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
The information required by this item is included under the caption "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 25, 1996. Such information is hereby incorporated by reference.

                                Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
                                                       Page Reference
                                                  -----------------------
                                                  Annual Report      10-K
                                                  ----------------------
(a)  1.  Financial Statements
         --------------------
     The Consolidated Financial Statements and The Report of
         Independent Accountants contained in the 1995 Annual
         Report to Shareholders are incorporated herein by reference:
     Report of Independent Accountants              19
     Consolidated Balance Sheets                    21
     Consolidated Statements of Earnings            20
     Consolidated Statements of Cash Flows          22
     Consolidated Statement of Changes
        in Shareholders' Equity                     23
     Notes to Consolidated Financial Statements      24-38

      2.  Financial Statement Schedules
          -----------------------------
     Report of Independent Accountants on all schedules                22
     Schedule I - Condensed Financial Information
       of Registrant                                                23-25
     Schedule II - Valuation and Qualifying Accounts                   26

      3.  Exhibits
          --------
     The following is a list of exhibits to this report on Form 10-K filed herewith or incorporated by reference herein.

                                       Prior Filing(s) to which Reference
                                        ---------------------------------
Exhibit      Description               is made, if applicable
--------     -----------               --------------------

3(a) Restated Certificate of           Exhibit 3(a) of Incorporation
     Incorporation of Registration     Registrant's Report on Form 10-q
                                       for the quarter ended March 31, 1989

3(b) By-laws of Registrant, as restated Exhibit 3(b) of Registrant's
                                        Report on Form 10-Qfor the
                                        quarter ended March 31, 1989
                                        and Exhibit 3(a) to Registrant's
                                        Report on Form 10-Q for the
                                        quarter ended June 30, 1990

3(c) First Amendment to By-laws         Filed Herewith
     of Registrant

4(a) Shareholder Rights Agreement       Exhibit to Registrant's Report on
     dated as of October 31, 1988       Form 8-k datedNovember 1, 1988
     between Registrant and The
     Connecticut Bank and Trust
     Company, N.A., as Rights Agent

4(b) Indenture pertaining to Registrants Exhibit 4(e) to Registrant's
     9% Convertible Subordinated         Registration Statement on Form
     Debentures                          S-1, File NO. 2-81977

                                       Prior Filing(s) to which Reference
                                        ---------------------------------
Exhibit      Description               is made, if applicable
--------     -----------               --------------------

10(a) Registrant's 1994 Non-Employee    Exhibit A to Registrant's Proxy
      Director Stock Option Plan        Statement dated December 20, 1994

10(b) Registrant's 1986 Stock           Exhibit 10 to Registrant's Report
      Option Plan, as amended           on Form 10-q the quarter ended
                                        March 31, 1987; Exhibit 10(a) to
                                        Registrant's Report on Form 10-Q
                                        for the quarter ended March
                                        31, 1988

10(c) Registrant's 1993 Stock Option    Exhibit A to Registrant's Proxy
      Plan                              Statement dated December 21, 1993

10(d) Registrant's 1981 and 1983        Exhibit A to Registrant's Proxy
      Incentive Stock Option Plans,     Statements dated December 15,
      as amended                        1981 and December 21, 1983;
                                        Exhibit 10(a) to Registrant's
                                        Report on Form 10-Qfor the
                                        quarter ended March 31, 1988

10(e) Registrant's Deferred             Exhibit 10(f) to Registrant's
      Compensation Savings and          Report on Form 10-k for the
      Investment Plan, Amended and      fiscal year ended September
      Restated as of November 17, 1989  30, 1989

10(f) First Amendment to Registrant's   Exhibit 10(j) to Registrant's
      Deferred Compensation Savings     Report on Form 10-k for its
      and Investment Plan               fiscal year ended September
                                        30, 19900

10(g) Amendments Nos. 2 and 3 to        Exhibit 10(b) of Registrant's
      Registrant's Deferred             for the quarter ended December
      Compensation Savings and          30, 1992
      Investment Plan

10(h) Form of Executive Officer         Exhibit 10 to Registrant's Report
      Restricted Stock and Stock        on Form 10-Q for the quarter
      Option Agreement                  ended December 31, 1994


10(I) The Advest Thrift Plan of         Exhibit 10(a) of Registrant's
      Registrant,effective as of        Report on Form 10-Q for the
      December 31, 1992                 quarter ended December 31, 1992

10(j) Registrant's 1990 Top AE Stock    Exhibit 10(i) to Registrant's
      Option Plan, effective as of      Report on Form 10-k for its
      October 26, 1990                  fiscal year ended September
                                        30, 1990

10(k) Registrant's 1991 Top AE          Exhibit 10(k) to Registrant's
      Stock Option Plan, effective      Report Form 10-k for its fiscal
      as of November 22, 1991.          year ended September 30, 1991

                                       Prior Filing(s) to which Reference
                                        ---------------------------------
Exhibit      Description               is made, if applicable
--------     -----------               --------------------

10(l) Registrant's 1992 Top AE         Exhibit 10(c) of Registrant's
      Stock Option Plan                Report on Form 10-q for the
                                       quarter ended December 31, 1992

10(m) Registrant's Account Executive   Exhibit 10(m) of Registrant's
      Nonqualified Define Benefit Plan Report on Form 10-k for its
                                       fiscal year ended September 30,
                                       1993

10(n) Registrant's Nonqualified         Exhibit 10(n) of Registrant's
      Executive Post-employment         Report on Form 10-k for its
      Income Plan                       fiscal year ended September
                                        30, 1994

10(o) Registrant's 1995 Equity Plan,    Exhibit 4.1 to Registrant's
      effective as of December 1, 1994  Regulation Statement on Form
                                        S-8, File NO. 33-56275

10(p) First Amendment to Registrant's   Filed Herewith
      Nonqualified Executive Post-
      employment Income Plan

11    Statement Regarding Computation   Filed Herewith
      of Net Earnings per Common Share

13    Annual Report to Shareholders     Filed Herewith *
      for fiscal year ended
      September 30, 1995

21    Subsidiaries                      Filed Herewith

23    Consent of Independent            Filed Herewith
      Accountants

* Pursuant to Item 601(b) (13) of Regulation S-K, except for those portions of the Annual Report expressly incorporated by reference and included in
Exhibit 13, the Annual Report is not to be deemed filed as part of this filing on Form 10-K.


-------------------

(b) Reports on Form 8-K
    --------------------
     No reports on Form 8-K were filed during the fourth quarter of the year ended September 30, 1995.

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE ADVEST GROUP, INC.



                          By  /s/Martin M. Lilienthal   November 30, 1995
                              --------------------------
                                Martin M. Lilienthal
                          Senior Vice President and Treasurer
                          (Chief Financial and Principal Accounting
                             Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Chief Executive Officer,
                          Chairman of the Board
                          and Director (Principal
/s/Allen Weintraub         Executive Officer)           November 30, 1995
--------------------------
Allen Weintraub

                          Senior Vice President and
                          Treasurer (Chief Financial
                          and Principal Accounting
/s/Martin M. Lilienthal    Officer)                     November 30, 1995
----------------------------
Martin M. Lilienthal


/s/George A. Boujoukos      Director                November 30, 1995
----------------------------
George A. Boujoukos


/s/Sanford Cloud, Jr.       Director                November 30, 1995
----------------------------
Sanford Cloud, Jr.


/s/Richard G. Dooley        Director                 November 30, 1995
----------------------------
Richard G. Dooley


/s/Robert W. Fiondella      Director                 November 30, 1995
----------------------------
Robert W. Fiondella

                              SIGNATURES



/s/Grant W. Kurtz           President and Director    November 30, 1995
----------------------------
Grant W. Kurtz


                          Vice Chairman of the
/s/Anthony A. LaCroix       Board and Director        November 30, 1995
----------------------------
Anthony A. LaCroix


/s/Corine T. Norgaard        Director                 November 30, 1995
-----------------------------
Corine T. Norgaard


/s/John A. Powers            Director                 November 30, 1995
-----------------------------
John A. Powers

                   Report of Independent Accountants
                 ---------------------------------




The Board of Directors and Shareholders
  of The Advest Group, Inc.:


Our report on the consolidated financial statements of The Advest Group, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 19 of the 1995 Annual Report to Shareholders of The Advest Group, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 17 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.







Hartford, Connecticut
October 26, 1995

                                                       Schedule I
             Condensed Financial Information of Registrant

                        The Advest Group, Inc.
                       ---------------------
                            (Parent Company)

                       Condensed Balance Sheets


                                                 September 30,
                                               ---------------
------------------------------------------------------------------
(In thousands)                                1995        1994
------------------------------------------------------------------
Assets
   Cash                                 $      670  $      352
   Short-term investment                         -       3,000
   Investment in subsidiaries, equity
   method(a)                                88,766      92,955
   Receivables from subsidiaries(a)          3,038       2,788
   Loans                                    10,922       8,371
   Investment securities                     8,313       2,344
   Other assets                              9,047       8,609
                                        ----------------------

   Total assets                           $120,756    $118,419
                                        =======================


Liabilities
   Accounts payable and accrued expenses$    9,657   $  11,708
   Payable to subsidiaries(a)                6,375       6,696
   Borrowings                                5,240       5,038
   Subordinated liabilities                 20,552      20,997
                                        ----------------------
   Total liabilities                        41,824      44,439

Shareholders' Equity(b)                     78,932      73,980
                                        ----------------------
Total liabilities and shareholders'
    equity                                $120,756    $118,419
                                           ===================


(a)  Eliminated in consolidation.
(b) For an analysis of Shareholders' Equity and its components, see Registrant's Consolidated Balance Sheets and Statements of Changes in Shareholders' Equity on pages 21and 23 of the 1995 Annual Report to Shareholders.

                                                       Schedule I
                                                       (Continued)

                        The Advest Group, Inc.
                       ----------------------
                           (Parent Company)

                   Condensed Statements of Earnings


                               For the years ended September 30,
                                       ------------------------
(In thousands)                        1995      1994     1993
----------------------------------------------------------------

Gain on sale of investment
   advisory business, net        $10,092  $       --  $   --
Interest and other income            428       284       293
                                --------------------------------
Total revenues                   $10,520   $   284   $   293
Interest and other expenses        3,259     5,149     3,586
                                 -------------------------------
   Income (loss)  before income tax benefit,
      extraordinary credit and
      equity in earnings of
        subsidiaries               7,261     (4,865)   (3,293)

Income tax benefit                   542     2,787     2,711
                                 -------------------------------

   Income (loss)  before extraordinary credit
      and equity in earnings of
      subsidiaries                 7,803     (2,078)      (582)

Extraordinary credit                  --           --    2,103
                               ----------------------------------

   Income (loss) before equity in
      income of subsidiaries       7,803     (2,078)   1,521

Equity in (loss) income of
   subsidiaries                    (1,452)   5,131     5,750
                                   -----------------------------

   Net income                    $ 6,351    $3,053    $7,271
                                   =============================

                                                    Schedule I
                                                    (Continued)





                             The Advest Group, Inc.
                               ----------------------
                                 (Parent Company)
                        Condensed Statements of Cash Flows
                                   For the years ended September 30,
--------------------------------------------------------------------
(In thousands)                            1995      1994      1993
--------------------------------------------------------------------
Operating Activities:
 Net income                          $ 6,351   $ 3,053   $ 7,271
 Equity in income (loss) of
    subsidiaries                       1,452     (5,131)   (5,750)
 Adjustments to reconcile net income to net cash
  provide by (used for) operating
     activities                        1,580     3,391       189
 Gain on sale of investment
    advisory business, net            (10,092)      --        --
 Deferred ESOP contribution               --        --     1,000
 Net decrease (increase)in
    operating assets                      (20)      24       (111)
 Net decrease in operating liabilities (2,103)   (1,365)     (450)
                                        ----------------------------
 Net cash (used for) provided by
    operating activities               (2,832)      (28)   2,149
                                        ----------------------------

Financing Activities:
 Proceeds from long term borrowing     1,000        --        --
 Repayment of long term borrowings        --        --        (67)
 Repayment of short term borrowings      (798)     (650)   (1,050)
 Employee stock transaction               62        27        84
 Repurchase of subordinated debentures   (410)     (365)     (281)
 Net (decrease) increase in payables
     to subsidiaries                   3,018       (748)   6,358
 Repurchase of common stock            (2,309)   (3,090)   (2,022)
 Proceeds from sale of treasury stock      846       --        --
                                      ------------------------------
 Net cash provied by (used for)
    financing activities               1,409     (4,826)   3,022
                                       -----------------------------

Investing Activities:
 Acquisition of subsidiaries assets    (4,585)      --        --
 Increase in investments in
    subsidiaries                         (152)     (548)   (1,050)
 Proceeds from sales of investment
    securities                            --     8,975        --
 Proceeds from maturities of held
    to maturity securities            12,500    39,000    30,000
     Proceeds from investment
        advisory business, net        10,141        --        --
 Purchases of investment securities   (15,309)  (44,114)  (37,108)
 Loans originated                      (1,761)      (56)      --
 Principal collections on loans           746         10        19
 Recovery on write-offs                    161        --       291
                                      ------------------------------
 Net cash provided by (used for)
     investing activities                  1,741    3,267     7,848)
                                       -----------------------------

Increase (decrease) in cash              318     (1,587)   (2,677)
Cash at beginning of period              352     1,939     4,616
                                      ------------------------------
Cash at period end                  $    670  $    352   $ 1,939
                                       =============================

Supplemental Information:
 Interest paid                       $ 2,452   $ 2,426   $ 2,792
 Income taxes paid                   $ 2,273   $ 1,058   $ 2,406
 Non-cash transfers (reduction of payable to
  subsidiaries effected in the form
       of dividends)                 $ 3,007  $        --  $ 7,000

                                                       Schedule II

                The Advest Group, Inc. and Subsidiaries
               ---------------------------------------

                   Valuation and Qualifying Accounts

                                     Additions
                            Balance    charged     Charge   Balance
                                 at         to      -offs        at
                          beginning   cost and        and       end
(In thousands)            of period   expenses recoveries of period
-------------------------------------------------------------------

For the years ended
September 30,
------------------

1995
Credit losses:
 Brokerage customers      $     869  $    473$    (599)  $    743
 Loans                        4,900     5,637   (8,203)     2,334

Asset devaluation:
 Other real estate owned      1,201      4,491  (4,974)       718
 Other investments/assets     2,218     (263)       (705)   1,250
                           ---------------------------------------
                           $  9,188   $10,338 $(14,481)   $ 5,045
                            ======================================

1994
Credit losses:
 Brokerage customers       $  1,305  $    265$    (701)   $   869
 Loans                        5,782     2,499   (3,381)     4,900
 Other                         --           6       (6)      --

Asset devaluation:
 Other real estate owned      2,201       772   (1,772)     1,201
 Other investments/assets     1,383      1,869   (1,034)    2,218
                           ---------------------------------------
                            $10,671   $ 5,411 $ (6,894)   $ 9,188
                             ======================================

1993
Credit losses:
 Brokerage customers       $  1,674  $    364 $   (733)   $ 1,305
 Loans                        5,986     1,690   (1,894)     5,782
 Other                         --           5       (5)      --

Asset devaluation:
 Other real estate owned      2,830     2,190   (2,819)     2,201
 Other investments/assets     1,626        43     (286)     1,383
                            ---------------------------------------
                            $12,116   $ 4,292 $ (5,737)   $10,671
                             ======================================

                               Form 10-K

                             Exhibit Index



Exhibit  Description
-------------------

3(c)     First Amendment to By-laws of Registrant

10(p)     First amendment to registran's Nonqualified Executive
          Postemployment Income Plan

  10(n)     Registrant's Nonqualified Executive Post-employment Income
Plan

11        Statement Regarding Computation of Net Earnings per Common
          Share

13 Selected Excerpts from the Annual Report to Shareholders for fiscal year ended September 30, 1995

21        Subsidiaries

23        Consent of Coopers & Lybrand L.L.P.