Form 10-Q
period 1995-12-31
ADVEST GROUP INC
filed 1996-02-09
CIK 319489

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


                            FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X     SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended       December 31, 1995

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
          Commission File Number:      1-8408

                          THE ADVEST GROUP, INC.
     (Exact name of registrant as specified in its charter)

              Delaware                                06-0950444
    (State or other jurisdiction of                (IRS Employer
    incorporation or organization)                 Identification Number)

        90 State House Square
        Hartford, Connecticut                            06103
(Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:  (860) 509-1000

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

Common Stock, $.01 par value                        8,409,015 Shares
          Class                              Outstanding at January 31, 1996









Total of sequentially numbered pages 18.
Exhibit index sequential page number page 16.

                     THE ADVEST GROUP, INC.

                              INDEX


                                                         Page No.
Part I.  Financial Information

Item 1.   Financial Statements

   Consolidated Balance Sheets
      December 31, 1995 and September 30, 1995             3

   Consolidated Statements of Earnings
      Three Months Ended December 31, 1995 and 1994        4

   Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1995 and 1994        5

   Consolidated Statement of Changes in Shareholders' Equity
      Three Months Ended December 31, 1995                 6

   Notes to Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                 11


Part II.  Other Information

Item 1.   Legal Proceedings                               13

Item 6.   Exhibits and Reports on Form 8-K                13

Signatures                                                15

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                               The Advest Group, Inc.
                          Consolidated Balance Sheets
In thousands, except share and per share amounts                  December 31, 1995   September 30, 1995
--------------------------------------------                    ---------------------------------------
                                                                         (Unaudited)
Assets
Cash and short-term investments
     Cash and cash equivalents                                            $  7,883            $  7,294
     Cash and securities segregated under federal and other regulations     36,724              31,259
                                                                         ----------          ----------
                                                                            44,607              38,553
                                                                         ----------          ----------
Receivables
     Brokerage customers, net                                              316,329             308,714
     Loans, net                                                            228,975             242,575
     Securities borrowed                                                    89,914             110,681
     Brokers and dealers                                                     2,261               2,391
     Other                                                                   9,140              11,179
                                                                         ----------          ----------
                                                                           646,619             675,540
                                                                         ----------          ----------
Securities
     Trading, at market value                                               60,155              41,500
     Held to maturity (market values of $23,577 and $31,473)                23,371              31,469
     Available for sale, at market value                                    15,343               3,360
                                                                         ----------          ----------
                                                                            98,869              76,329
                                                                         ----------          ----------
Other assets
     Other real estate owned, net                                            3,486               5,799
     Equipment and leasehold improvements, net                              13,648              12,115
     Other                                                                  21,145              22,479
                                                                         ----------          ----------
                                                                            38,279              40,393
                                                                         ----------          ----------
                                                                          $828,374            $830,815
                                                                         ==========          ==========
Liabilities & Shareholders' Equity
Liabilities
     Brokerage customers                                                  $324,463            $300,011
     Deposits                                                              222,435             235,656
     Securities loaned                                                      95,579             113,632
     Compensation and benefits                                              15,404              16,529
     Checks payable                                                         11,673               6,751
     Short-term borrowings                                                  11,251              10,251
     Brokers and dealers                                                     6,395               9,744
     Securities sold, not yet purchased, at market value                     2,881               4,847
     Other                                                                  18,454              16,670
                                                                         ----------          ----------
                                                                           708,535             714,091
     Long-term borrowings                                                   17,267              17,240
     Subordinated borrowings                                                20,552              20,552
                                                                         ----------          ----------
                                                                           746,354             751,883
                                                                         ----------          ----------
Shareholders' Equity
     Common stock, par value $.01, authorized 25,000,000 shares,
        issued 10,590,238 and 10,584,488 shares                                106                 106
     Paid-in capital                                                        67,490              67,467
     Retained earnings                                                      26,088              22,956
     Treasury stock, at cost, 2,209,909 and 2,202,519 shares               (11,665)            (11,599)
     Net unrealized gain on securities available for sale, net of taxes          1                   2
                                                                         ----------          ----------
                                                                            82,020              78,932
                                                                         ----------          ----------
                                                                          $828,374            $830,815
                                                                         ==========          ==========

See Notes to Consolidated Financial Statements

                                          3

                          The Advest Group, Inc.
                   Consolidated Statements of Earnings
                                 (Unaudited)

                                                      Three Months Ended
                                                          December 31,
In thousands, except share and per share amounts       1995      1994
------------------------------------------------------------------------
Revenues
   Commissions                                        $24,939   $18,013
   Interest                                            14,174    13,731
   Principal transactions                              10,598     9,745
   Investment banking                                   7,936     3,764
   Asset management and administration                  4,675     4,248
   Other                                                2,726     1,492
                                                    --------------------
    Total revenues                                     65,048    50,993
                                                    --------------------

Expenses
   Compensation and benefits                           35,358    28,062
   Interest                                             7,614     7,301
   Communications                                       4,752     4,278
   Occupancy and equipment                              4,531     4,088
   Professional                                         1,229       993
   Business development                                 1,146     1,182
   Brokerage, clearing and exchange                       983       871
   Provision for credit losses and asset devaluation      163       475
   Other                                                3,472     2,238
                                                    --------------------
     Total Expenses                                    59,248    49,488
                                                    --------------------
Income before taxes                                     5,800     1,505

Provision for income taxes                              2,668       647
                                                    --------------------
Net Income                                            $ 3,132   $   858
                                                    ====================


Net income per common and common equivalent shares:
   Primary                                           $  0.36   $  0.10
   Assuming full dilution                            $  0.33   $  0.10

Average common and common equivalent shares outstanding:
   Primary                                              8,773     8,704
   Assuming full dilution                              10,301     8,704

See Notes to Consolidated Financial Statements
                              4

                                              The Advest Group, Inc.
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                                           Three Months Ended December 31,
In thousands                                                                     1995            1994
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                    $ 3,132          $  858
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                           1,933           2,073
        Provision for credit losses and asset devaluation                         163             401
        Other                                                                     842              25
   (Increase) decrease in operating assets:
        Receivables from brokerage customers                                   (7,642)         16,609
        Securities borrowed                                                    20,767           4,214
        Receivables from brokers and dealers                                      130          (2,476)
        Trading securities                                                    (18,655)        (22,796)
        Cash and securities segregated under federal and other regulations     (5,465)         (4,965)
        Other                                                                   2,719             124
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                    24,452           4,129
        Securities loaned                                                     (18,053)         (7,917)
        Brokers and dealers                                                    (3,349)         (2,256)
        Checks payable                                                          4,922           4,977
        Other                                                                  (2,138)           (397)
                                                                           -----------     -----------
Net cash  provided by (used for) operating activities                           3,758          (7,397)
                                                                           -----------     -----------
FINANCING ACTIVITIES
     Net decrease in deposits                                                 (13,221)         (1,493)
     Proceeds from short-term borrowings                                           -            5,000
     Repayment of short-term borrowings                                          (223)         (5,163)
     Short-term brokerage borrowings, net                                          -           11,549
     Proceeds from long-term borrowings                                         1,250              -
     Repayment of long-term borrowings                                             -               -
     Other                                                                        (43)           (391)
                                                                           -----------     -----------
Net cash (used for) provided by financing activities                          (12,237)          9,502
                                                                           -----------     -----------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale secuities                                     4,133              -
      Maturities of available for sale secuities                                  230              -
      Maturities of held to maturity securities                                 5,923              -
      Purchase of available for sale secuities                                    (26)             -
      Purchase of held to maturity securities                                  (7,841)             -
      Purchase of investment securities and short-term investments                 -           (3,897)
      Maturities of investments                                                    -            6,479
      Sales of investments                                                         -              151
  Loans sold                                                                    9,337           6,889
  Sales of OREO, net                                                            2,237             745
  Principal collections on loans                                               22,072          11,410
  Loans originated                                                            (24,475)        (17,107)
  Other                                                                        (2,522)         (3,030)
                                                                           -----------     -----------
Net cash provided by investing  activities                                      9,068           1,640
                                                                           -----------     -----------
Increase  in cash and cash equivalents                                            589           3,745
Cash and cash equivalents at beginning of period                                7,294           7,278
                                                                           -----------     -----------
Cash and cash equivalents at period end                                       $ 7,883         $11,023
                                                                           ===========     ===========
Interest paid                                                                 $ 6,919         $ 6,679
Income taxes paid                                                             $   502         $   630
Non-cash activities:
     Securities available for sale from investment securities                       -        $(20,891)
     Securities available for sale from held to maturity                      $(9,962)              -

See Notes to Consolidated Financial Statements.

                                           5

                                                        The Advest Group, Inc.
                                          Consolidated Statements of Changes in Shareholders' Equity
                                                             (Unaudited)
                                                                                       Net unrealized gain
                                $.01 par value                                        (loss) on securities        Total
In thousands, except              Common stock  Paid-in Retained       Treasury stock  available for sale, Shareholders'
share and per share amounts    Shares   Amount  capital earnings     Shares    Amount         net of taxes       Equity
------------------------------------------------------------------------------------------------------------------------
Balance as of
   September 30, 1995        10,584,488   $106  $67,467  $22,956 (2,202,519) $(11,599)                 $2        $78,932

Net Income                                                 3,132                                                   3,132

Exercise of Stock Options         5,750     --       23                                                               23

Repurchase of common stock                                          (49,100)     (441)                              (441)

Sale of treasury stock
  to 1995 equity plan                                                41,716       375                                375

Change in unrealized gains,
  (losses), net of taxes                                                                               (1)            (1)

Balance as of                --------------------------------------------------------------------------------------------
   December 31, 1995         10,590,238   $106  $67,490  $26,088 (2,209,903) $(11,665)                 $1        $82,020
                             ============================================================================================



See Notes to Consolidated Financial Statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.  Financial Statements:

     The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of The Advest Group, Inc. ("AGI"), a financial services holding company, and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer; Advest Bank (the "Bank"), a state-chartered savings bank, Boston Security Counsellors ("BSC"), an investment advisor and Billings & Co., Inc. ("Billings"), a company specializing in private placement offerings primarily in real estate. All significant intercompany transactions and accounts have been eliminated in consolidation. All normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated financial condition and results of operations for the interim periods presented have been made. Certain fiscal 1995 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
     The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1995, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:

     The Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan," effective October 1, 1995. Under SFAS 114, a loan is considered impaired if it is probable that the Company will be unable to collect scheduled payments according to the terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected cash flows discounted at the loan's historical effective interest rate, except that collateral dependent loans are measured for impairment based on the observable market value or fair value of the collateral less estimated selling costs. The Company considers residential mortgage loans and consumer loans to be small balance, homogenous loan portfolios, which under SFAS 114 are excluded from individual impairment measurement, and are evaluated collectively for impairment. Such loans are collectively evaluated for impairment using historical chargeoff data, industry data and other trend analyses. An insignificant delay (less than ninety days) in amounts due, or a shortfall (10% or less) in the amount of scheduled payments due would not be events that, when considered in isolation, would automatically cause a loan to be considered impaired. Loans remain classified as impaired until they are current as to scheduled payments and the timely collection of future required payments is considered probable. Income on impaired loans generally is recognized under the cash method. Under the cash method, the amount of interest recognized in any one period is limited to the lesser of the cash amount received or an amount that is not more than that which would have been earned at the contractual effective interest rate. Loans that are deemed collateral dependent will recognize income after the principal amount of the loan is recovered. All loans more than ninety days delinquent will generally be placed into non-accrual status. Loans less than ninety days delinquent may be placed on non-accrual status if management's analysis indicates probable non-payment of the total amounts due under the terms of the loan.
     Nonperforming loans were $12.8 million and $11.7 million at December 31, 1995 and September 30, 1995, respectively. Included in the nonperforming loans at December 31, 1995 were $.2 million of impaired loans, of which $.1 million were measured based upon the fair value of the underlying collateral and $.1 million were measured based upon the present value of expected future cash flows. No allowance was necessary for the impaired loans and no interest income was recorded on these loans for the quarter ended December 31, 1995. The adoption of SFAS 114 resulted in no additional provisions for loan losses. Accordingly, there was no impact to the Company's financial condition or results of operations.
     As of October 1, 1995, the Company prospectively adopted SFAS 122 "Accounting for Mortgage Servicing Rights." The statement requires that a separate asset be recognized that represents Originated Mortgage Servicing Rights ("OMSRs"), the right to service mortgage loans for others. Under SFAS 122, the Bank allocates the total cost of mortgage loans sold in the secondary market to the OMSRs and the loans, based upon their relative fair values. OMSRs generally are evaluated for impairment in the aggregate based on quoted prices in active markets. When such quotations are not available, OMSRs are evaluated on the estimated discounted present value of the expected cash flows using industry consensus assumptions. At each reporting period OMSRs carrying values are adjusted to the lower of their book value or the current valuation. Any impairment is recognized through a charge to earnings and the establishment of an impairment allowance. Amortization schedules are also adjusted periodically, if necessary, to reflect current consensus prepayment assumptions. Retroactive capitalization of OMSRs for loans sold prior to adoption of SFAS 122 is prohibited.
     In November 1995, the FASB issued a special report which allowed a one time election to transfer securities from the held to maturity classification, provided such transfers were effected on or before December 31, 1995. Pursuant to the FASB's action, on December 22, 1995 the Company transferred $9.9 million of securities to the available for sale category from held to maturity. The assets were transferred at fair value with a net unrealized loss of $61,000.

3.  Capital and Regulatory Requirements:

     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At December 31, 1995, Advest's regulatory net capital of $42.6 million was 13% of aggregate debit balances and exceeded required net capital by $36.0 million.
     The Federal Deposit Insurance Corporation ("FDIC") requires most banks to establish and maintain leverage capital of 4% to 5%. Pursuant to a Memorandum of Understanding (the "MOU") with the Regional Director of the FDIC and the Banking Commissioner of the State of Connecticut, the Bank is required to exercise all reasonable good faith efforts to achieve (generally within unspecified time periods) certain goals, including among others: to achieve and maintain a leverage capital ratio of at least 6% and comply with existing risk-based capital requirements, to ensure that there are adequate loan loss reserves and quarterly evaluations of such reserves, to reduce the level of overdue and non-accrual loans to not more than 5% of total loans, to reduce the level of adversely classified assets to not more than 40% of total capital and reserves, to develop a written policy addressing concentrations of credit and to provide periodic progress reports to regulatory agencies.
     At December 31, 1995, the Bank's leverage capital ratio was 5.43% which met the regulatory requirements but was below the 6% required by the MOU. The Bank's regulators recently approved a capital and risk management plan which provides an estimated time frame for attaining 6% leverage capital. The Bank is also required to maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At December 31, 1995, the Bank's total risk-based capital ratio was 9.22% and the Tier 1 ratio was 7.96%, which met both the regulatory and MOU requirements.

4.  Employee Benefit Plans:

Equity Plans
     In January 1996, the Company implemented equity investment plans which cover executive officers (the "Executive Plan") and eligible top performing account executives and designated key employees of the Company (the "1996 Equity Plan"). The plans are similar to plans offered by the Company during calendar 1995. Under the 1996 Equity Plan, participants may elect to invest part of their 1996 compensation, within established minimum and maximum amounts, on a pre-tax basis in units consisting of one share of AGI common stock and one option to purchase a single share of AGI common stock. The stock will be purchased from AGI treasury stock on a monthly basis and will be restricted until the January 1, 2000 vesting date. Options will be granted on June 30, 1996 and January 1, 1997 and will become exercisable for two years beginning on the January 1, 2002 vesting date. Vesting may be accelerated under certain circumstances if the participant's employment terminates. Employees may forfeit both unvested stock and options under circumstances outlined in the Equity Plan's prospectus. The terms of the Executive Plan are similar in most respects to the Equity Plan. The principal differences are that shares of AGI stock will be purchased on the open market on a quarterly basis and the options will be granted under the 1993 Stock Option Plan.

5.  Loans

     Loans at December 31, 1995 and September 30, 1995 consist of the following:

                                    December 31,     September 30,
In thousands                                1995              1995
-------------------------------------------------------------------
Mortgages:
     Commercial                         $  49,730         $  52,945
     Multi-family                          12,227            12,257
     1-4 family residential               160,959           170,414
Commercial                                  3,093             3,956
Consumer                                    1,134               972
Installment note and lease loan financing   1,716             1,811
Other                                       1,436             1,444
                                         ---------         ---------
     Total loans                          230,295           243,799
Net deferred loan costs                     1,298             1,110
                                         ---------         ---------
     Total loans, net of unearned income  231,593           244,909
Allowance for credit losses                (2,618)           (2,334)
                                         ---------         ---------
     Net loans                           $228,975          $242,575
                                         =========         =========

     An analysis of the allowance for credit losses at December
31, 1995 and 1994 is as follows:

                                December 31,   December 31,
In thousands                            1995           1994
------------------------------------------------------------
Balance at beginning of period        $2,334         $4,900
Provision charged to operating expense    95             --
Recoveries on loans                      207             42
Loans charged off                        (18)          (198)
                                      -------        -------
Balance at end of period              $2,618         $4,744
                                      =======        =======

     At December 31, 1995, and December 31, 1994 the Bank had nonaccrual loans of $320,000 and, $6,778,000, respectively. Had these loans performed in accordance with their original terms, interest income of $7,000 and $206,000 would have been recorded in the quarter ended December 31, 1995 and December 31, 1994, respectively.

6.  Capitalized Mortgage Servicing Rights

     At December 31, 1995, the Bank's Capitalized Mortgage
Servicing Rights were:


                                           December 31,
               In thousands                        1995
               ----------------------------------------
               Balance at beginning of period     $ --
               Additions                            72
               Less:  Amortization                  (1)
                                                  -----
               Balance at end of period           $ 71
                                                  =====

     The Bank had no valuation allowance at any time during the quarter ended December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial
Condition
and Results of Operations

Overview
     The Company is engaged in securities brokerage, trading, investment banking, consumer lending, asset management, trust and related financial services. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the economy, interest rates, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next.
     The Company reported net income of $3.1 million ($.36 per share) for the quarter ending December 31, 1995 compared with $.9 million ($.10 per share) in the prior year, an increase of 265% and its fourteenth consecutive quarterly profit. Current quarter results were favorably impacted by modest, but steady economic growth coupled with nominal inflation and lower interest rates.
     In January 1996, the Company relocated its corporate offices, including Advest and its Hartford-based retail sales office and the Bank and its one branch office. The new address is 90 State House Square, Hartford, CT 06103. Advest's new telephone number is (860) 509-1000. The Bank's new telephone number is (860) 509-3000.

Advest, Inc.
     The DOW surpassed the 5000 mark during the current quarter fueled by strong corporate profits and low interest rates and closed at 5177 on December 31, 1995, reflecting 7% and 33% gains, respectively, for the quarter and calendar year. The S&P 500 and NASDAQ Composite both advanced, gaining 5% and 1%, respectively, for the quarter, and 34% and 40%, respectively, for the year. Merger and acquisition activity was robust most of the calendar year and underwriting activity, led by equity issues, surpassed 1994 levels with a strong second half.
     Advest achieved its best quarterly results since March 1992, posting pre-tax income of $6.6 million, a 224% increase from $2.0 million in 1994. Current quarter revenues increased across the board, led by commissions (up 38%), asset management income (up 37%) and investment banking revenue (up 111%). Total revenues were $59.3 million and total expenses were $52.7 million, reflecting increases of 36% and 26%, respectively.

Advest Bank
     The Bank posted pre-tax income of $300,000 for the current quarter compared with $25,000 in the year earlier quarter. Interest spreads improved in the 1995 quarter, however, a planned decline in the Bank's asset base contributed to a $.2 million (10%) decrease in net interest income. The provision for credit losses and asset devaluation was $.1 million, reflecting a 56% year-to-year decline, and other expenses, largely carrying costs of foreclosed properties, declined 20% to $.7 million. The declines were primarily a result of the accelerated asset disposition program implemented by the Bank during fiscal 1995 which resulted in the sale or transfer of substantial levels of the Bank's nonperforming assets (NPAs"). At December 31, 1995, the Bank's NPAs were $1.6 million (.7% of total Bank assets) compared with $21.1 million (6% of total Bank assets) a year ago.
     At December 31, 1995, the Bank's leverage capital ratio was 5.43% which met the regulatory requirements but was below the 6% required by the MOU. The Bank's regulators recently approved a capital and risk management plan which provides an estimated time frame for attaining 6% leverage capital. The Bank is also required to maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At December 31, 1995, the Bank's total risk-based capital ratio was 9.22% and the Tier 1 ratio was 7.96%, which met both the regulatory and MOU requirements.

Results of Operations
           Three Months Ended December 31, 1995 Versus
              Three Months Ended December 31, 1994

     Net revenues, total revenues less interest expense, were $57.4 million, an increase of $13.7 million (31%), reflecting across the board revenue gains. Expenses, excluding interest, increased $9.4 million (22%) to $51.6 million, primarily related to higher sales-related compensation at Advest. The tax rate was 46% in the current quarter compared with 43% in 1994. The higher current year rate is primarily due to state taxes.
     Commission revenue increased $6.9 million (38 %) to $24.9 million, led by mutual fund sales, including distribution fees, which advanced $2.8 million (62%). Listed securities rose $2.2 million (23%), over-the-counter issues gained $1.8 million (72%) and insurance products, primarily annuities, rose $.4 million (41%).
     Investment banking revenues more than doubled to $7.9 million, reflecting high levels of underwriting and merger and acquisition activities. Equity underwriting and private placement fees increased $2.4 million and related commissions increased $1.3 million. Merger and acquisition revenues increased $.9 million.
     Revenue from principal transactions increased $.9 million (9%) to $10.6 million. Equity commissions increased $1.6 million (68%). Commissions on debt securities declined $1.2 million (18%), with sales of municipal issues off $1.0 million primarily due to investor concerns about proposed tax reforms. Municipal bond trading profits increased $.5 million.
     Asset management revenues increased $.4 million (10%) to $4.7 million. Advest's income increased $1.1 million (37%) as a result of a 46% year-to-year increase in its managed account base. BSC's revenue declined $.8 million (72%) due to the sale of the advisory business related to the Company's proprietary mutual funds in the prior year. The business was sold subsequent to the December 1994 quarter.
     Other income increased $1.2 million (83%) to $2.7 million due primarily to a $.9 million gain on the sale of an equity investment held by Advest and increased fee income.
     Net interest income was $6.6 million, an increase of $.1 million (2%) from 1994. Advest's net interest rose $.4 million (10%) primarily due to higher income from margin accounts. The Bank's net interest declined $.2 million (10%) primarily due to a planned reduction in its asset base.
     Compensation costs increased $7.3 million (26%) primarily due to higher sales-related compensation and incentives and higher general payroll and retirement plan costs. Compensation at BSC decreased $.3 million (66%) due to the fiscal 1995 sale of the Company's advisory business related to its proprietary mutual funds. Other expenses increased $1.2 million (55%) due primarily to settlement and computer software costs at Advest and expenses related to the relocation of the Company's headquarters to new corporate offices.

Liquidity and Capital Resources
              Three Months Ended December 31, 1995

     There have been no material changes to the Company's liquidity or capital resources since September 30, 1995.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
     Exhibit 11 -- Computation of Net Income Per Share
     Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)

     The interim financial information contained herein has been subjected to a review by Coopers & Lybrand L.L.P., the registrant's Independent Accountants, whose report is included on page 14 of this filing.

    (b) Reports on Form 8-K
     None

                Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings and cash flows for the three-month period ended December 31, 1995 and 1994, and changes in shareholders' equity for the three-month period ended December 31, 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with Statements on Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1995, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated October 26, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
January 18, 1996

                           Signatures


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                           The Advest Group, Inc.
                                             Registrant




Date      February 8, 1996                    /s/Allen Weintraub
                                               Allen Weintraub,
                                          Chairman of the Board and
                                           Chief Executive Officer



Date      February 8, 1996                  /s/Martin M. Lilienthal
                                             Martin M. Lilienthal,
                                           Senior Vice President and
                                            Chief Financial Officer

                          Exhibit Index


 Exhibit       Description                                    Page


    11    Computation of Net Income Per Share                   17

    27    Financial Data Schedule (Selected financial data
          - for EDGAR electronic transmission only for SEC.)    18