Form 10-Q
period 1996-03-31
ADVEST GROUP INC
filed 1996-05-14
CIK 319489

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                      ---------------------

                            FORM 10-Q
(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        X      SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended       March 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
          Commission File Number:      1-8408

                          THE ADVEST GROUP, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                                  06-0950444
State or other jurisdiction of             (IRS Employer
incorporation or organization)          Identification Number)

    90 State House Square
   Hartford, Connecticut                              06103
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(860) 509-1000

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

Common Stock, $.01 par value       8,443,354 Shares
           Class                   Outtstanding at April 30, 1996

Total of sequentialy numbered pages 19
Exhibit index sequential page number 17

                     THE ADVEST GROUP, INC.

                              INDEX


                                                      Page No.
Part I.  Financial Information

Item 1.   Financial Statements

   Consolidated Balance Sheets
      March 31, 1996 and September 30, 1995                3

   Consolidated Statements of Earnings
      Three and Six Months Ended March 31, 1996 and 1995   4

   Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1996 and 1995             5

   Consolidated Statement of Changes in Shareholders' Equity
      Six Months Ended March 31, 1996                      6

   Notes to Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                 11


Part II.  Other Information

Item 1.   Legal Proceedings                               14

Item 4.   Submission of Matters to a Vote of Security Holders
14

Item 6.   Exhibits and Reports on Form 8-K                14

Signatures                                                16

                                                                PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
                                                                The Advest Group, Inc.
                                                                Consolidated Balance Sheets

 (In thousands, except share and per share amounts)                                           March 31,1996     September 30, 1995
 -  -  -  -  -  -  -  -  -  - -  -  -   -  -  -  -  -  -  -  -  -  -  -  -  - -  -  - ------------------------------------------
 Assets                                                                                      (Unaudited)
Cash and short-term investments
     Cash and cash equivalents                                                                       $ 8,484              $  7,294
     Cash and securities segregated under
         federal and other regulations                                                                48,446                31,259
                                                                                            ---------------------------------------
                                                                                                      56,930                38,553
                                                                                             -  -  -  -  -  - -  -  -  -  - -  -  -
Receivables
     Brokerage customers, net                                                                        318,993               308,714
     Loans, net                                                                                      222,209               242,575
     Securities borrowed                                                                             127,089               110,681
     Brokers and dealers                                                                               3,510                 2,391
     Other                                                                                            10,161                11,179
                                                                                            --------------------------------------
                                                                                                    681,962                675,540
                                                                                             -  -  -  -  -  - -  -  -  -  -  -  -
Securities
     Trading, at market value                                                                         60,400                41,500
     Held to maturity (market values of $22,935 and $31,473)                                          22,908                31,469
     Available for sale, at market value                                                              11,272                 3,360
                                                                                            --------------------------------------
                                                                                                      94,580                76,329
                                                                                             -  -  -  -  -  - -  -  -  -  -  -  -
Other assets
     Other real estate owned, net                                                                      2,610                 5,799
     Equipment and leasehold improvements, net                                                        14,639                12,115
     Other                                                                                            22,123                22,479
                                                                                            --------------------------------------
                                                                                                      39,372                40,393
                                                                                             -  -  -  -  -  - -  -  -  -  -  -----
                                                                                                    $872,844              $830,815
                                                                                            ======================================
 Liabilities & Shareholders' Equity
 Liabilities
     Brokerage customers                                                                            $312,847              $300,011
     Deposits                                                                                        213,542               235,656
     Securities loaned                                                                               118,781               113,632
     Compensation and benefits                                                                        15,500                16,529
     Checks payable                                                                                   14,792                 6,751
     Short-term borrowings                                                                            37,451                10,251
     Brokers and dealers                                                                               4,728                 9,744
     Securities sold, not yet purchased, at market value                                              19,154                 4,847
     Other                                                                                            14,008                16,670
                                                                                            --------------------------------------
                                                                                                     750,803               714,091
     Long-term borrowings                                                                             17,025                17,240
     Subordinated borrowings                                                                          20,552                20,552
                                                                                            --------------------------------------
                                                                                                     788,380               751,883
                                                                                             -  -  -  -  -  - -  -  -  -  -  -  -
 Shareholders' Equity
     Common stock, par value $.01, authorized 25,000,000 shares,
        issued 10,645,155 and 10,584,488 shares                                                          106                   106
     Paid-in capital                                                                                  67,702                67,467
     Retained earnings                                                                                29,605                22,956
     Net unrealized gain on securities available for sale, net of taxes                                   12                     2
     Treasury stock, at cost, 2,232,686 and 2,202,519 shares                                         (12,961)              (11,599)
                                                                                            --------------------------------------
                                                                                                      84,464                78,932
                                                                                             -  -  -  -  -  - -  -  -  -  -  -  -  -
                                                                                                    $872,844              $830,815
                                                                                            ======================================

 See Notes to Consolidated Financial Statements

                                                  The Advest Group, Inc.
                                                 Consolidated Statements of Earnings
                                                   (Unaudited)

                                                 Three Months Ended                 Six Months Ended
                                                    March 31,                          March 31,
In thousands, except share and                        1996              1995             1996              1995
     per share amounts
- ---------------------------------------------------------------------------------------------------------------------
Revenues
   Commissions                                         $ 29,067          $ 19,138         $ 54,006          $ 37,151
   Interest                                              13,044            14,025           27,217            27,756
   Principal transactions                                 9,567            10,750           20,166            20,495
   Investment banking                                     7,128             3,176           15,064             6,940
   Asset management and administration                    4,806             4,191            9,481             8,439
   Gain on sale of investment advisory
      business, net                                           -               843                -               843
   Other                                                  2,288             1,440            5,015             2,932
                                                 ---------------   ---------------  ---------------   ---------------
    Total revenues                                       65,900            53,563          130,949           104,556
                                                 ---------------   ---------------  ---------------   ---------------

Expenses
   Compensation and benefits                             36,710            28,058           72,068            56,119
   Interest                                               6,858             7,810           14,471            15,112
   Communications                                         5,072             4,504            9,824             8,781
   Occupancy and equipment                                4,712             4,315            9,495             8,411
   Professional                                           1,361             1,235            2,590             2,229
   Business development                                   1,371             1,020            2,517             2,202
   Brokerage, clearing and exchange                       1,061             1,008            2,044             1,879
   Provision for credit losses and
      asset devaluation                                     353             3,097              516             3,573
   Other                                                  2,113             2,230            5,335             4,459
                                                 ---------------   ---------------  ---------------   ---------------
     Total Expenses                                      59,611            53,277          118,860           102,765
                                                 ---------------   ---------------  ---------------   ---------------
Income before taxes                                       6,289               286           12,089               948

Provision for income taxes                                2,772                123           5,440               770
                                                 ---------------   ---------------  ---------------   ---------------
Net Income                                              $ 3,517          $    163         $  6,649            $  178
                                                 ===============   ===============  ===============   ===============

Net income per common and common equivalent shares:
   Primary                                            $    0.40         $    0.02        $    0.76         $    0.12
   Assuming full dilution                             $    0.36         $    0.02        $    0.69         $    0.12

Average common and common equivalent shares outstanding:
   Primary                                                8,745             8,721            8,757             8,718
   Assuming full dilution                                10,269             8,721           10,284             8,718

 See Notes to Consolidated Financial Statements
                                                                 4

                                                                 The Advest Group, Inc.
                                                                 Consolidated Statements of Cash Flows
                                                                 (Unaudited)
                                                                                                        Six Months Ended March 31,
In thousands                                                                                            1996                1995
- ---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                                $  6,649      $  1,021
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                        3,913         4,245
        Provision for credit losses and asset devaluation                                                      516         3,573
        Gain on sale of investment advisory business                                                                        (843)
        Other                                                                                                 (549)        1,242
   (Increase) decrease in operating assets:
        Receivables from brokerage customers                                                               (10,332)       27,395
        Securities borrowed                                                                                (16,408)      (24,252)
        Receivables from brokers and dealers                                                                (1,119)        1,860
        Trading securities                                                                                 (18,900)          407
        Cash and securities segregated under federal and other regulations                                 (17,187)        6,016
        Other                                                                                                  796        (1,020)
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                                                 12,836       (13,799)
        Securities loaned                                                                                    5,149        25,800
        Brokers and dealers                                                                                 (5,016)       (4,981)
        Checks payable                                                                                       8,041           334
        Other                                                                                                8,793        (3,889)
                                                                                                  ----------------- -------------
Net cash (used for) provided by operating activities                                                       (22,818)       23,109
                                                                                                  ----------------- -------------
FINANCING ACTIVITIES
     Net decrease in deposits                                                                              (22,114)      (15,870)
     Repayment of short-term borrowings                                                                     (2,965)       (9,841)
     Short-term brokerage borrowings, net                                                                   28,700       (22,501)
     Proceeds from long-term borrowings                                                                      1,250         7,250
     Repayment of long-term borrowings                                                                           0       (10,000)
     Other                                                                                                  (1,127)         (482)
                                                                                                  -------------------------------
Net cash provided by (used for) financing activities                                                         3,744       (51,444)
                                                                                                  -----------------   -----------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                                                17,572
      Maturities of available for sale securities                                                              634
      Maturities of held to maturity securities                                                             10,861
      Purchase of available for sale securities                                                             (3,017)
      Purchase of held to maturity securities                                                              (12,238)
      Purchase of investment securities and shortterm investments                                                         (8,198)
      Maturities of investments                                                                                           13,403
      Sales of investments                                                                                                24,002
  Loans sold                                                                                                18,827         8,808
  Sales of OREO, net                                                                                         3,137         2,582
  Principal collections on loans                                                                            12,024        21,308
  Loans originated                                                                                         (23,861)      (32,498)
  Other                                                                                                     (3,675)       (4,662)
                                                                                                  ----------------- ------------
Net cash provided by investing  activities                                                                  20,264        24,745
                                                                                                  ----------------- ------------
Increase (decrease) in cash and cash equivalents                                                             1,190        (3,590)
Cash and cash equivalents at beginning of period                                                             7,294         7,278
                                                                                                 ----------------- -------------
Cash and cash equivalents at period end                                                                 $    8,484    $    3,688
                                                                                                  ==============================
Interest paid                                                                                           $   14,529    $   14,899
Income taxes paid                                                                                       $    6,192    $      934
Non-cash activities:
     Securities available for sale from investment securities                                           $        -    $   20,891
     Securities available for sale from held to maturity                                                $    9,962
     Securitization of mortgages                                                                        $   12,982    $    1,028

See Notes to Consolidated Financial Statements.
                                                                         5


                                                             The Advest Group, Inc.
                                                             Consolidated Statements of Changes in Shareholders' Equity
                                                             (Unaudited)

                                                                                                         Net unrealized
                                                                                                         gain (loss) on
                                                                                                         securities
                                                                                                         available
                                                                                                          for
                                                                                                          sale          Total
                                           $.01 par value                                                 net          Share-
In thousands, except             Common     stock   Paid-in  Retained     Treasury           stock        of         holders'
share and per share amounts      Shares    Amount   capital  earnings      Shares           Amount        taxes        Equity
- ------------------------------------------------------------------------------------------------------------------------------
Balance as of
   September 30, 1995            10,584,488  $106   $67,467     $22,956     (2,202,519)    $(11,599)             $2    $78,932

Net Income                                                        6,649                                                 6,649

Exercise of stock
  options                            60,667             (89)                124,158            574                        809

Repurchase of common stock                                                 (239,938)       (2,226)                     (2,226)

Sale of treasury stock
  to  equity plans                                       324                  85,613           290                        290

Change in unrealized gains,
  (losses), net of taxes                                                                                        10         10
                             -------------------------------------------------------------------------------------------------
Balance as of
   March 31, 1996                10,645,155   $106   $67,702    $29,605    (2,232,686)    $(12,961)            $12    $84,464
                             =================================================================================================


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

2.  Summary of Significant Accounting Policies:

The Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan," effective October 1, 1995. Under SFAS 114, a loan is considered impaired if it is probable that the Company will be unable to collect scheduled payments according to the terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected cash flows discounted at the loan's historical effective interest rate, except that collateral dependent loans are measured for impairment based on the observable market value or fair value of the collateral less estimated selling costs. The Company considers residential mortgage loans and consumer loans to be small balance, homogenous loan portfolios, which under SFAS 114 are excluded from individual impairment measurement, and are evaluated collectively
for impairment.   Such loans are collectively evaluated for
impairment using historical chargeoff data, industry data and other trend analyses. An insignificant delay (less than ninety days) in amounts due, or a shortfall (10% or less) in the amount of scheduled payments due would not be events that, when considered in isolation, would automatically cause a loan to be considered impaired. Loans remain classified as impaired until they are current as to scheduled payments and the timely collection of future required payments is considered probable. Income on impaired loans generally is recognized under the cash method. Under the cash method, the amount of interest recognized in any one period is limited to the lesser of the cash amount received or an amount that is not more than that which would have been earned at the contractual effective interest rate. Loans that are deemed collateral dependent will recognize income after the principal amount of the loan is recovered. All loans more than ninety days delinquent will generally be placed into non-accrual status. Loans less than ninety days delinquent may be placed on non-accrual status if management's analysis indicates probable non-payment of the total amounts due under the terms of the loan.
     Nonperforming loans were $13.9 million and $11.7 million at March 31, 1996 and September 30, 1995, respectively. Included in the nonperforming loans at March 31, 1996 were $3.3 million of impaired loans, of which $3.2 million were measured based upon the fair value of the underlying collateral and $.1 million were measured based upon the present value of expected future cash flows. No allowance was necessary for the impaired loans and no interest income was recorded on these loans for the six months ended March 31, 1996. The adoption of SFAS 114 resulted in no additional provisions for loan losses. Accordingly, there was no impact to the Company's financial condition or results of operations.
     As of October 1, 1995, the Company prospectively adopted SFAS 122 "Accounting for Mortgage Servicing Rights." The statement requires that a separate asset be recognized that represents Originated Mortgage Servicing Rights ("OMSRs"), the right to service mortgage loans for others. Under SFAS 122, the Bank allocates the total cost of mortgage loans sold in the secondary market to the OMSRs and the loans, based upon their relative fair values. OMSRs generally are evaluated for impairment in the aggregate based on quoted prices in active markets. When such quotations are not available, OMSRs are evaluated on the estimated discounted present value of the expected cash flows using industry consensus assumptions. At each reporting period OMSRs carrying values are adjusted to the lower of their book value or the current valuation. Any impairment is recognized through a charge to earnings and the establishment of an impairment allowance. Amortization schedules are also adjusted periodically, if necessary, to reflect current consensus prepayment assumptions. Retroactive capitalization of OMSRs for loans sold prior to adoption of SFAS 122 is prohibited.
     In November 1995, the FASB issued a special report which allowed a one time election to transfer securities from the held to maturity classification, provided such transfers were effected on or before December 31, 1995. Pursuant to the FASB's action, on December 22, 1995 the Company transferred $9.9 million of securities to the available for sale category from held to maturity. The assets were transferred at fair value with a net unrealized loss of $61,000.

3.  Capital and Regulatory Requirements:

     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At March 31, 1996, Advest's regulatory net capital of $40.2 million was 12% of aggregate debit balances and exceeded required net capital by $33.4 million.
     The Federal Deposit Insurance Corporation ("FDIC") requires most banks to establish and maintain leverage capital of 4% to 5%. Pursuant to a Memorandum of Understanding (the "MOU") with the Regional Director of the FDIC and the Banking Commissioner of the State of Connecticut, the Bank is required to exercise all reasonable good faith efforts to achieve (generally within unspecified time periods) certain goals, including among others: to achieve and maintain a leverage capital ratio of at least 6% and comply with existing risk-based capital requirements, to ensure that there are adequate loan loss reserves and quarterly evaluations of such reserves, to reduce the level of overdue and non-accrual loans to not more than 5% of total loans, to reduce the level of adversely classified assets to not more than 40% of total capital and reserves, to develop a written policy addressing concentrations of credit and to provide periodic progress reports to regulatory agencies.
     At March 31, 1996, the Bank's leverage capital ratio was 5.81% which met the regulatory requirements but was below the 6% required by the MOU. The Bank's regulators have approved a capital and risk management plan which provides an estimated time frame for attaining 6% leverage capital. The Bank is also required to maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At March 31, 1996, the Bank's total risk-based capital ratio was 9.44% and the Tier 1 ratio was 8.19%, which met both the regulatory and MOU requirements.

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

5.  Loans

     Loans at March 31, 1996 and September 30, 1995 consist of
the following:
- ----------------------------------------------------------------
                                    March 31,     September 30,
In thousands                             1996              1995
- ----------------------------------------------------------------
Mortgages:
     Commercial                   $  47,659         $  52,945
     Multi-family                    12,062            12,257
     1-4 family residential         156,668           170,414
Commercial                            3,139             3,956
Consumer                              1,043               972
Installment note and lease loan
financing                             1,674             1,811
Other                                 1,293             1,444
                                 -----------         -----------
     Total loans                    223,538           243,799
Net deferred loan costs               1,494             1,110
                                 ------------        -----------
     Total loans, net of unearned
income                              225,032           244,909
Allowance for credit losses          (2,823)           (2,334)
                                  -----------        -----------
     Net loans                     $222,209          $242,575
                                  ===========        ===========

- ----------------------------------------------------------------
     An analysis of the allowance for credit losses for the six months ended March 31, 1996 and 1995 is as follows:
- -----------------------------------------------------------------
                          March 31,      March 31,
In thousands                   1996           1995
- -----------------------------------------------------------------
Balance at beginning of
period                     $2,334         $4,900
Provision charged to operating
      expense                 335            100
Recoveries on loans           222             62
Loans charged off             (68)        (1,437)
                          ---------        -------
Balance at end of period   $2,823         $3,625
                          =========        =======

     At March 31, 1996, and March 31, 1995 the Bank had nonaccrual loans of $3,461,000 and, $4,160,000, respectively. Had these loans performed in accordance with their original terms, interest income of $119,000 and $369,000 would have been recorded for the six months ended March 31, 1996 and March 31, 1995, respectively.

6.  Capitalized Mortgage Servicing Rights

     An analysis of the Bank's Capitalized Mortgage Servicing
Rights at March 31, 1996 follows:
               ----------------------------------------
                                              March 31,
               In thousands                        1996
               -----------------------------------------
               Balance at beginning of period  $   --
               Additions                          175
               Less:  Amortization                 (1)
                                                  -----
               Balance at end of period           $174
                                                  =====
     The Bank had no valuation allowance at any time during the six months ended March 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial
Condition
and Results of Operations

Overview
     The Company is engaged in securities brokerage, trading, investment banking, consumer lending, asset management, trust and related financial services. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the economy, interest rates, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next.
     The Company reported its fifteenth consecutive quarterly profit for its second quarter ending March 31, 1996. Net income was $3.5 million ($.40 per share) compared with $.2 million ($.02 per share) in the prior year. Current quarter results were favorably impacted by continued strong equity markets and a robust underwriting environment. Results for the 1995 quarter included a $2.8 million pre-tax loss on the sale of certain performing and nonperforming assets of the Bank and a $.8 million pre-tax gain on the sale of the Company's advisory business related to the Scottish Widows International Fund.
     In January 1996, the Company relocated its corporate offices, including Advest and its Hartford-based retail sales office and the Bank and its one branch office. The new address is 90 State House Square, Hartford, CT 06103. Advest's new telephone number is (860) 509-1000. The Bank's new telephone number is (860) 509-3000.

Advest, Inc.
     Despite some turbulence in the closing weeks of the quarter, the DOW closed at 5587 on March 31, 1996, up 9% for the quarter and 34% from the prior year. The S&P 500 and NASDAQ Composite each gained 5% for the quarter, and 29% and 35%, respectively, from the year earlier period. Merger and acquisition activity continued at high levels and underwriting activity increased 62% from the prior year, achieving a two year high, as mutual fund sales soared fueling the demand for new issues.
     Advest posted pre-tax income of $6.8 million, a 160% increase from $2.6 million last year and its 21st consecutive quarterly profit. Total revenues were $60.5 million, up 33% from 1995 and an all time high. Notable revenue gains were posted from investment banking (up 126%), commissions (up 52%) and asset management activities (up 40%). Total expenses increased 25% to $53.6 million.

Advest Bank
     The Bank posted pre-tax income of $300,000 for the current quarter compared with a pre-tax loss of $3.2 million a year ago. Current quarter net interest income declined $.4 million (16%) from a year ago, primarily due to a decline in the Bank's asset base. The provision for credit losses and asset devaluation was $.2 million, reflecting a 49% year-to-year decline, and other expenses, largely carrying costs of foreclosed properties, declined 48% to $.4 million. The declines were primarily a result of the accelerated asset disposition program implemented by the Bank during fiscal 1995 which resulted in the sale or transfer of substantial levels of the Bank's nonperforming assets ("NPAs"). During the 1995 quarter, the Bank realized a $2.8 million pre-tax loss on the sale of a pool of assets with an aggregate book value of $7.4 million. At March 31, 1996, the Bank's NPAs
                              11
 were $4.6 million (1.9% of total Bank assets) compared with $16.0 million (5.1% of total Bank assets) a year ago, a 71% decline.
     At March 31, 1996, the Bank's leverage capital ratio was 5.81% which met the regulatory requirements but was below the 6% required by the MOU. The Bank's regulators have approved a capital and risk management plan which provides an estimated time frame for attaining 6% leverage capital. The Bank is also required to maintain risk-based capital of 8.0%, including at least 4.0% Tier 1 capital. At March 31, 1996, the Bank's total risk-based capital ratio was 9.44% and the Tier 1 ratio was 8.19%, which met both the regulatory and MOU requirements.

Results of Operations
            Three Months Ended March 31, 1996 Versus
                Three Months Ended March 31, 1995

     Net revenues, total revenues less interest expense, were $59.0 million, an increase of $13.3 million (29%), reflecting across the board revenue gains. Expenses, excluding interest, increased $7.3 million (16%) to $52.8 million, primarily related to higher sales-related compensation at Advest.
     Commissions increased $9.9 million (52%) to $29.1 million, with mutual funds increasing $4.7 million (92%), over-the-counter issues gaining $2.3 million (92%) and insurance products advancing $1.0 million (93%). year-to-year. Commissions from listed securities increased $2.3 million (22%).
     Investment banking revenues more than doubled to $7.1 million, reflecting high levels of underwriting and merger and acquisition activities. Corporate Finance underwriting fees and trading profits increased $.5 million, collectively, and related commissions increased $.4 million. Merger and acquisition revenues increased $1.5 million and syndicate trading profits rose $.4 million. During the current quarter, Advest realized a $1.1 million gain on warrants from two previous underwritings.
     Revenue from principal transactions declined $1.2 million (11%) to $9.6 million. Trading profits were off on all inventories, with the largest declines posted in municipal bonds, down $.8 million, over-the-counter issues, down $.4 million and corporate bonds, down $.3 million. Equity commissions increased $1.2 million (39%) and commissions on debt securities declined $.7 million (12%), both reflective of investor sentiment during the current quarter.
     Asset management revenues increased $.6 million (15%) to $4.8 million. Advest's income increased $1.2 million (40%) primarily as a result of a 40% year-to-year increase in fee-based assets (to $1.7 billion at March 31, 1996) and higher service fees. BSC's revenue declined $.7 million (70%) due to the sale of the advisory business related to the Company's proprietary mutual funds during fiscal 1995.
     Other income increased $.8 million (59%) to $2.3 million primarily due to higher fee income at Advest and gains on the sale of residential mortgages by the Bank. In the 1995 quarter, the Company realized a $.8 million gain from the sale of the advisory business related to the Scottish Widows International Fund.
     Net interest income was $6.2 million, substantially unchanged from 1994. Advest's net interest rose $.5 million (11%) primarily due to increased income from stock lending activities and larger trading inventories. The Bank's net interest income declined $.4 million (16%) primarily due to a reduction in its asset base.
     Compensation costs increased $8.7 million (31%) primarily due to higher sales-related compensation and incentives and higher general payroll and insurance costs. Compensation at BSC declined $.5 million (64%) due to the fiscal 1995 sale of the Company's advisory business related to
                             12
 its proprietary mutual funds. The provision for credit losses and asset devaluation decreased $2.7 million (89%) primarily due to the $2.8 million loss on the sale of certain Bank assets in the 1995 quarter. Occupancy and equipment costs increased $.4 million primarily related to costs associated with subleasing or terminating office space currently occupied by Advest's Financial Institutions Group. Communications expenses increased $.6 million (13%) due primarily to higher variable costs associated with securities transaction volume and upgraded quote and other services.

             Six Months Ended March 31, 1996 Versus
                 Six Months Ended March 31, 1995

     Net revenues increased $27.0 million (30%) to $116.5 million. Year-to-date commission, investment banking, asset management and net interest revenues are consistent with the March quarter discussion.
     Through six months, revenue from principal transactions declined $.5 million (2%) as a $.9 million year-to-year increase in the first quarter was more than offset by the current quarter decline. Trading profits on debt securities declined across the board, negatively impacted by the favorable economic outlook and ongoing inflation fears. Municipal bond trading profits reversed from a $.5 million first quarter gain to a $.8 million second quarter loss. Commissions on debt issues declined $1.9 million (15%) while equity commissions increased $2.7 million (51%), both results consistent with the securities market.
     Other income increased $2.1 million (71%) to $5.0 million due to higher fee income at Advest, gains on sales of residential mortgages by the Bank and a $.9 million first quarter gain on the sale of an equity investment held by Advest.
     Net expenses increased $16.7 million (19%) to $104.4 million with most expense categories consistent with the March quarter discussion. Other expenses increased $.9 million (20%) due primarily to first quarter legal settlement and computer software costs at Advest.

Liquidity and Capital Resources
                 Six Months Ended March 31, 1996

     Short-term borrowings increased $27.2 million (265%), securities borrowed increased $16.4 million (15%), trading securities increased $18.9 million (46%) and securities sold short increased $14.3 million (295%) primarily as a result of corporate bond trading activities initiated by Advest during the March quarter. The increase in borrowings was also attributed to the securities markets conversion to same day funds settlement in February 1996. There have been no other material changes to the Company's liquidity or capital resources since September 30, 1995.
                              13

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

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company commenced solicitation of proxies on December 19, 1995 in connection with its Annual Meeting held on January 25, 1996. The solicitation was performed in accordance with
Section 14 of the Securities and Exchange Act of 1934 and the rules thereunder. There was no solicitation in opposition to management's solicitation. A total of 6,976,324 shares were represented at the meeting out of the total of 8,388,434 issued and outstanding as of the December 11, 1995 record date for the meeting.
     At the Annual Meeting, the reelection as directors of Messrs Dooley, Fiondella and Powers to serve for three year terms expiring in 1999 was considered. Also considered was the election of Mr. William B. Ellis to serve for a two year term expiring in 1998. All such nominees were reelected or elected to the Board of Directors. The nominees received the following votes:

                           In Favor
          -----------------------------------------
Nominee           In Person    By Proxy      Total  Withheld

Richard G. Dooley         0   6,902,607  6,902,607    73,717
Robert W. Fiondella       0   6,899,636  6,899,636    76,688
John A. Powers            0   6,890,358  6,890,358    85,966
William B. Ellis          0   6,917,369  6,917,369    58,955

      The terms of office of the following continuing directors expire in 1997: Sanford Cloud, Jr., Grant W. Kurtz, Allen Weintraub. The terms of office of the following continuing directors expire in 1998: George A. Boujoukos, Anthony A. LaCroix, Corine T. Norgaard.
     No other matters were voted upon at the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
     Exhibit 11 -- Computation of Net Income Per Share
     Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)

     The interim financial information contained herein has been subjected to a review by
          Coopers & Lybrand L.L.P., the registrant's Independent
Accountants, whose
          report is included on page 15 of this filing.

    (b) Reports on Form 8-K
     None
                                14

                Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of earnings for the three-month and six-month periods ended March 31, 1996 and 1995, and cash flows for the six-month periods ended March 31, 1996 and 1995, and changes in shareholders' equity for the six-month period ended March 31, 1996. These financial statements are the responsibility of the Company's management.

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


                                       COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
April 18, 1996

                           Signatures


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                           The Advest Group, Inc.
                                                Registrant




Date      May 3, 1996                        /s/Allen Weintraub
                                                Allen Weintraub,
                                       Chairman of the Board and
                                         Chief Executive Officer



Date      May 3, 1996                  /s/Martin M. Lilienthal
                                          Martin M. Lilienthal,
                                     Senior Vice President and
                                      Chief Financial Officer

                          Exhibit Index


 Exhibit       Description


    11         Computation of Net Income Per Share

    27 Financial Data Schedule (Selected financial data - for EDGAR electronic transmission only for SEC.)