Form 10-Q
period 1996-06-30
ADVEST GROUP INC
filed 1996-08-12
CIK 319489

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                       -------------------
                            FORM 10-Q
(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        X      SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended       June 30, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
          Commission File Number:      1-8408

                          THE ADVEST GROUP, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                                  06-0950444
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             Identification Number)

90 State House Square, Hartford, Connecticut      06103
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

Common Stock, $.01 par value             8,448,712 Shares
        Class                     Outstanding at July 31, 1996

Total of sequentially numbered pages 61
Exhibit index seqential page number 17

                     The Advest Group, Inc.

                              Index


                                                           Page
No.
Part I.  Financial Information

Item 1.   Financial Statements

   Consolidated Balance Sheets
      June 30, 1996 and September 30, 1995                 3

   Consolidated Statements of Earnings
      Three and Nine Months Ended June 30, 1996 and 1995   4

   Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1996 and 1995             5

   Consolidated Statement of Changes in Shareholders' Equity
      Nine Months Ended June 30, 1996                      6

   Notes to Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                 11


Part II.  Other Information

Item 1.   Legal Proceedings                               14

Item 6.   Exhibits and Reports on Form 8-K                14

Signatures                                                16

                                                    PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
                                                    The Advest Group, Inc.
                                                    Consolidated Balance Sheets

 (In thousands, except share and per share amounts)                              June 30,1996  September 30, 1995
 -  -  -  -  -  -  - -  -  -  -   -  -  -  -  -  -  -  -  -  -  -  -  - -  -  -  -  -  -  -  -  -  -  -  -  -
Assets                                                                           (Unaudited)
Cash and short-term investments
     Cash and cash equivalents                                                        $ 18,676       $  7,294
     Cash and securities segregated under federal and other regulations                    244         31,259
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                        18,920         38,553
                                                                                 -  -  -  -  -  -  -  -  -  -
Receivables
     Brokerage customers, net                                                          363,960        308,714
     Loans, net                                                                        203,248        242,575
     Securities borrowed                                                               184,582        110,681
     Brokers and dealers                                                                 3,953          2,391
     Other                                                                               9,916         11,179
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                       765,659        675,540
                                                                                 -  -  -  -  -  -  -  -  -  -
Securities
     Trading, at market value                                                           87,718         41,500
     Held to maturity (market values of $22,846 and $31,473)                            22,798         31,469
     Available for sale, at market value                                                13,525          3,360
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                       124,041         76,329
                                                                                 -  -  -  -  -  -  -  -  -  -
Other assets
     Other real estate owned, net                                                        2,359          5,799
     Equipment and leasehold improvements, net                                          14,492         12,115
     Other                                                                              21,711         22,479
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                        38,562         40,393
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                      $947,182       $830,815
                                                                                ==============================
 Liabilities & Shareholders' Equity
 Liabilities
     Brokerage customers                                                              $276,254       $300,011
     Deposits                                                                          203,038        235,656
     Securities loaned                                                                 172,916        113,632
     Compensation and benefits                                                          18,942         16,529
     Checks payable                                                                     20,436          6,751
     Short-term borrowings                                                              69,396         10,251
     Brokers and dealers                                                                 3,547          9,744
     Securities sold, not yet purchased, at market value                                39,794          4,847
     Other                                                                              15,376         16,670
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                       819,699        714,091
     Long-term borrowings                                                               19,282         17,240
     Subordinated borrowings                                                            20,552         20,552
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                       859,533        751,883
                                                                                 -  -  -  -  -  -  -  -  -  -
 Shareholders' Equity
     Common stock, par value $.01, authorized 25,000,000 shares,
        issued 10,668,355 and 10,584,488 shares                                            107            106
     Paid-in capital                                                                    67,880         67,467
     Retained earnings                                                                  32,690         22,956
     Net unrealized gain (loss) on securities available for sale, net of taxes             (73)             2
     Treasury stock, at cost, 2,206,839 and 2,202,519 shares                           (12,955)       (11,599)
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                        87,649         78,932
                                                                                 -  -  -  -  -  -  -  -  -  -
                                                                                      $947,182       $830,815
                                                                                ==============================

 See Notes to Consolidated Financial Statements
                                                                          3

                                                  The Advest Group, Inc.
                                                 Consolidated Statements of Earnings
                                                   (Unaudited)


                                                   Month Ended                      Nine Months Ended
In thousands, except share                          June 30,                           June 30,
 and per share amounts                                1996              1995             1996              1995
- ---------------------------------------------------------------------------------------------------------------------
Revenues
    Commissions                                        $ 30,247          $ 22,166         $ 84,253          $ 59,317
    Interest                                             14,046            14,268           41,263            42,025
    Principal transactions                                9,404            10,369           29,570            30,864
    Investment banking                                    7,357             4,836           22,421            11,776
    Asset management and administration                   5,246             4,290           14,727            12,728
    Gain on sale of investment
      advisory business                                      627            9,249               627           10,092
    Other                                                 1,685             1,741            6,700             4,674
                                                 ---------------   ---------------  ---------------   ---------------
    Total revenues                                       68,612            66,919          199,561           171,476
                                                 ---------------   ---------------  ---------------   ---------------

Expenses
    Compensation and benefits                            39,593            31,893          111,661            88,013
    Interest                                              7,515             7,788           21,987            22,899
    Communications                                        5,199             4,868           15,023            13,650
    Occupancy and equipment                               3,913             4,368           13,408            12,779
    Business development                                  1,799               894            4,316             3,096
    Professional                                          1,430             1,466            4,020             3,695
    Brokerage, clearing and exchange                      1,085             1,036            3,129             2,916
    Provision for credit losses and
      asset devaluation                                     708             6,294            1,224             9,867
   Other                                                  1,761             2,088            7,095             6,546
                                                 ---------------   ---------------  ---------------   ---------------
     Total Expenses                                      63,003            60,695          181,863           163,461
                                                 ---------------   ---------------  ---------------   ---------------
Income before taxes                                       5,609             6,224           17,698             8,015

Provision for income taxes                                2,524             2,917            7,964             3,687
                                                 ---------------   ---------------  ---------------   ---------------
Net Income                                              $ 3,085        $    3,307         $  9,734          $  4,328
                                                 ===============   ===============  ===============   ===============

Net income per common and common equivalent shares:
   Primary                                            $    0.35         $    0.38        $    1.11         $    0.50
   Assuming full dilution                             $    0.32         $    0.34        $    1.01         $    0.49

Average common and common equivalent shares outstanding:
   Primary                                                8,758             8,757            8,763             8,731
   Assuming full dilution                                10,275            10,351           10,287            10,293

 See Notes to Consolidated Financial Statements
                                                             4

                                                                 The Advest Group, Inc.
                                                                 Consolidated Statements of Cash Flows
                                                                 (Unaudited)
                                                                                               Nine Months Ended June 30,
In thousands                                                                                         1996               1995
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                               $  9,734         $  4,328
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                                       5,864            6,409
        Provision for credit losses and asset devaluation                                                   1,224            9,867
        Gain on sale of investment advisory business                                                         (627)         (10,092)
        Other                                                                                                 691            1,298
   (Increase) decrease in operating assets:
        Receivables from brokerage customers                                                              (55,324)          37,377
        Securities borrowed                                                                               (73,901)         (58,202)
        Trading securities                                                                                (46,218)          (7,729)
        Cash and securities segregated under federal and other regulations                                 31,015          (22,853)
        Other                                                                                                (128)           2,301
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                                               (23,757)          (5,133)
        Securities loaned                                                                                  59,284           58,046
        Securities sold, not yet purchased, at market value                                                34,947              364
        Brokers and dealers                                                                                (6,197)             642
        Checks payable                                                                                     13,685            3,482
        Other                                                                                              (1,408)             507
                                                                                               ------------------------------------
Net cash (used for) provided by operating activities                                                      (51,116)          20,612
                                                                                               ------------------------------------
FINANCING ACTIVITIES
     Net decrease in deposits                                                                             (32,618)         (32,756)
     Proceeds from short-term borrowings                                                                        0             (529)
     Repayment of short-term borrowings                                                                    (5,208)          (9,500)
     Short-term brokerage borrowings, net                                                                  62,145          (16,703)
     Proceeds from long-term borrowings                                                                     4,250            7,250
     Repayment of long-term borrowings                                                                          0          (10,000)
     Other                                                                                                   (942)          (1,317)
                                                                                               ------------------------------------
Net cash provided by (used for) financing activities                                                       27,627          (63,555)
                                                                                               ------------------------------------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                                               19,080                0
      Maturities of available for sale securities                                                           1,191                0
      Maturities of held to maturity securities                                                            17,436                0
      Purchase of available for sale securities                                                            (3,068)               0
      Purchase of held to maturity securities                                                             (18,986)               0
      Purchase of investment securities and short-term investments                                              0          (18,282)
      Maturities of investments                                                                                 0           14,293
      Sales of investments                                                                                      0           24,136
  Sale of investment advisory business, net                                                                     65           9,874
  Loans sold                                                                                               45,637           32,155
  Sales of OREO, net                                                                                        3,395            2,882
  Principal collections on loans                                                                           17,002           35,156
  Loans originated                                                                                        (41,758)         (47,166)
  Other                                                                                                    (5,714)          (4,933)
                                                                                               ------------------------------------
Net cash provided by investing  activities                                                                 34,871           48,115
                                                                                               ------------------------------------
Increase in cash and cash equivalents                                                                      11,382            5,172
Cash and cash equivalents at beginning of period                                                            7,294            7,278
                                                                                               ------------------------------------
Cash and cash equivalents at period end                                                               $    18,676      $    12,450
                                                                                               ====================================
Interest paid                                                                                   $          21,310  $        22,055
Income taxes paid                                                                               $           7,243  $         1,753
Non-cash activities:
     Securities available for sale from investment securities                                   $               0  $        20,891
     Securities available for sale from held to maturity                                        $           9,962  $             0
     Securitization of mortgages                                                                $          17,398  $         1,028

See Notes to Consolidated Financial Statements.
                                                                          5


                                                             The Advest Group, Inc.
                                                             Consolidated Statements of Changes in Shareholders' Equity
                                                             (Unaudited)

                                                                                                         Net unrealized
                                                                                                         gain (loss) on
                                                                                                         securities
                                                                                                         available
                                                                                                          for
                                                                                                          sale          Total
                                          $.01 par value                                                  net          Share-
In thousands, except            Common     stock    Paid-in  Retained     Treasury           stock        of         holders'
share and per share amounts     Shares    Amount    capital  earnings      Shares           Amount        taxes        Equity
- ------------------------------------------------------------------------------------------------------------------------------
Balance as of
 September 30, 1995             10,584,488  $106     $67,467   $22,956     (2,202,519)    $(11,599)             $2    $78,932

Net Income                                                       9,734                                                  9,734

Exercise of
 stock options                      83,867      1        (69)               142,775            665                        597

Repurchase of
 common stock                                                              (267,454)       (2,514)                     (2,514)

Sale of treasury stock
  to equity plans                                       482                 120,358            493                        975

Change in unrealized gains,
  (losses), net of taxes                                                                                        10         10
                            --------------------------------------------------------------------------------------------------
Balance as of
   June 30, 1996                10,668,355   $107    $67,880    $32,690    (2,206,839)    $(12,955)            $12    $87,734
                            ==================================================================================================


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

2.  Summary of Significant Accounting Policies:

     The Company adopted Statement of Financial Accounting Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan," effective October 1, 1995. Under SFAS 114, a loan is considered impaired if it is probable that the Company will be unable to collect scheduled payments according to the terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected cash flows discounted at the loan's historical effective interest rate, except that collateral dependent loans are measured for impairment based on the observable market value or fair value of the collateral less estimated selling costs. The Company considers residential mortgage loans and consumer loans to be small balance, homogenous loan portfolios, which under SFAS 114 are excluded from individual impairment measurement, and are evaluated collectively for impairment. Such loans are collectively evaluated for impairment using historical chargeoff data, industry data and other trend analyses. An insignificant delay (less than ninety days) in amounts due, or a shortfall (10% or less) in the amount of scheduled payments due would not be events that, when considered in isolation, would automatically cause a loan to be considered impaired. Loans remain classified as impaired until they are current as to scheduled payments and the timely collection of future required payments is considered probable. Income on impaired loans generally is recognized under the cash method. Under the cash method, the amount of interest recognized in any one period is limited to the lesser of the cash amount received or an amount that is not more than that which would have been earned at the contractual effective interest rate. Loans that are deemed collateral dependent will recognize income after the principal amount of the loan is recovered. All loans more than ninety days delinquent will generally be placed into non-accrual status. Loans less than ninety days delinquent
                                - 7 -
 may be placed on non-accrual status if management's analysis indicates probable non-payment of the total amounts due under the terms of the loan.
     Nonperforming loans were $12.6 million and $11.7 million at June 30, 1996 and September 30, 1995, respectively. Included in the nonperforming loans at June 30, 1996 were $2.2 million of impaired loans, of which $2.1 million were measured based upon the fair value of the underlying collateral and $.1 million were measured based upon the present value of expected future cash flows. No allowance was necessary for the impaired loans and no interest income was recorded on these loans for the nine months ended June 30, 1996. The adoption of SFAS 114 resulted in no additional provisions for loan losses. Accordingly, there was no impact to the Company's financial condition or results of operations.
     As of October 1, 1995, the Company prospectively adopted SFAS 122 "Accounting for Mortgage Servicing Rights." The statement requires that a separate asset be recognized that represents Originated Mortgage Servicing Rights ("OMSRs"), the right to service mortgage loans for others. Under SFAS 122, the Bank allocates the total cost of mortgage loans sold in the secondary market to the OMSRs and the loans, based upon their relative fair values. OMSRs generally are evaluated for impairment in the aggregate based on quoted prices in active markets. When such quotations are not available, OMSRs are evaluated on the estimated discounted present value of the expected cash flows using industry consensus assumptions. At each reporting period OMSRs carrying values are adjusted to the lower of their book value or the current valuation. Any impairment is recognized through a charge to earnings and the establishment of an impairment allowance. Amortization schedules are also adjusted periodically, if necessary, to reflect current consensus prepayment assumptions. Retroactive capitalization of OMSRs for loans sold prior to adoption of SFAS 122 is prohibited.
     In November 1995, the FASB issued a special report which allowed a one time election to transfer securities from the held to maturity classification, provided such transfers were effected on or before December 31, 1995. Pursuant to the FASB's action, on December 22, 1995 the Company transferred $9.9 million of securities to the available for sale category from held to maturity. The assets were transferred at fair value with a net unrealized loss of $61,000.

3.  Capital and Regulatory Requirements:

     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At June 30, 1996, Advest's regulatory net capital of $42.6 million was 11% of aggregate debit balances and exceeded required net capital by $34.9 million.
     The Federal Deposit Insurance Corporation ("FDIC") requires most banks to establish and maintain leverage capital of 4% to 5%. Pursuant to a Memorandum of Understanding (the "MOU") with the Regional Director of the FDIC and the Banking Commissioner of the State of Connecticut, the Bank is required to exercise all reasonable good faith efforts to achieve (generally within unspecified time periods) certain goals, including among others: to achieve and maintain a leverage capital ratio of at least 6% and comply with existing risk-based capital requirements, to ensure that there are adequate loan loss reserves and quarterly evaluations of such reserves, to reduce the level of overdue and non-accrual loans to not more than 5% of total loans, to reduce the level of adversely
                                - 8 -
classified assets to not more than 40% of total capital and reserves, to develop a written policy addressing concentrations of credit and to provide periodic progress reports to regulatory agencies.
     At June 30, 1996, the Bank's leverage capital, risk-based capital and Tier 1 capital ratios were 6.06%, 9.93% and 8.67%, respectively, which met all regulatory requirements. In addition, the Bank has attained full compliance with all requirements of the MOU it operates under.

4.  Employee Benefit Plans:

Equity Plans
     In January 1996, the Company implemented equity investment plans which cover executive officers (the "Executive Plan") and eligible top performing account executives and designated key employees of the Company (the "1996 Equity Plan"). The plans are similar to plans offered by the Company during calendar 1995. Under the 1996 Equity Plan, participants may elect to invest part of their 1996 compensation, within established minimum and maximum amounts, on a pre-tax basis in units consisting of one share of AGI common stock and one option to purchase a single share of AGI common stock. The stock iswill be purchased from AGI treasury stock on a monthly basis and iswill be restricted until the January 1, 2000 vesting date. 78,305 Ooptions werewill be granted on June 30July 1, 1996. Additional options will be granted and January 1, 1997. All optionsand will become exercisable for two years beginning on the January 1, 2002 vesting date. Vesting may be accelerated under certain circumstances if the participant's employment terminates. Employees may forfeit both unvested stock and options under circumstances outlined in the Equity Plan's prospectus. The terms of the Executive Plan are similar in most respects to the Equity Plan. The principal differences are that shares of AGI stock will be purchased on the open market on a quarterly basis and the options will be granted under the 1993 Stock Option Plan.

5.  Loans

     Loans at June 30, 1996 and September 30, 1995 consist of the following:
- -----------------------------------------------------------------
                                     June 30,     September 30,
In thousands                             1996              1995
- -----------------------------------------------------------------
Mortgages:
     Commercial                   $  42,334         $  52,945
     Multi-family                    11,391            12,257
     1-4 family residential         143,195           170,414
Commercial                            3,149             3,956
Consumer                              1,029               972
Installment note and lease loan
     financing                        1,636             1,811
Other                                 1,261             1,444
                                   ---------           ---------
     Total loans                    203,995           243,799
Net deferred loan costs               1,642             1,110
                                   ---------           ---------
     Total loans, net of
        unearned income             205,637           244,909
Allowance for credit losses          (2,389)           (2,334)
                                   ---------          ---------
- -----------------------------------------------------------------
     Net loans                     $203,248          $242,575
                                   =========          =========
- -----------------------------------------------------------------
                                - 9 -

     An analysis of the allowance for credit losses for the nine months ended June 30, 1996 and 1995 is as follows:

- -----------------------------------------------------------------
- --
                           June 30,       June 30,
In thousands                   1996           1995
- -----------------------------------------------------------------
- --

Balance at beginning of
   period                  $2,334         $4,900
Provision charged to operating
  expense                     904          1,382
Recoveries on loans           225             97
Loans charged off          (1,074)        (3,774)
                            -------        -------
Balance at end of period    $2,389        $2,605
                            =======        =======

     At June 30, 1996, and June 30, 1995 the Bank had nonaccrual loans of $2,190,000 and, $1,854,000, respectively. Had these loans performed in accordance with their original terms, interest income of $221,000 and $416,000 would have been recorded for the nine months ended June 30, 1996 and June 30, 1995, respectively.

6.  Capitalized Mortgage Servicing Rights

     An analysis of the Bank's Capitalized Mortgage Servicing
Rights at June 30, 1996 follows:

               ----------------------------------------
                                               June 30,
               In thousands                        1996
               ----------------------------------------

               Balance at beginning of period  $   --
               Additions                          249
               Less:  Amortization                 (7)
                                                 -------
               Balance at end of period          $242
                                                 =======
               -----------------------------------------

     The Bank had no valuation allowance at any time during the nine months ended June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview
     The Company is engaged in securities brokerage, trading, investment banking, consumer lending, asset management, trust and related financial services. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the economy, interest rates, the political climate and investor sentiment. As a result, revenues and operating results can vary significantly from one reporting period to the next.
     The Company reported its sixteenth consecutive quarterly profit for the third quarter ending June 30, 1996. Net income was $3.1 million ($.35 per share) compared with $3.3 million ($.38 per share) in the prior year. Total revenues increased $1.7 million (3%) to $68.6 million, however, excluding revenue derived from the fiscal 1995 sale of the Company's proprietary mutual fund advisory business, revenues increased $10.3 million (18%). Current quarter revenues include $.6 million related to the 1995 sale of the Company's six taxable Advantage Family Funds which sales agreement called for additional payments contingent on net assets and future fund sales. Results for the 1995 quarter included a $6.0 million pre-tax charge on the sale of certain performing and nonperforming assets of the Bank under an accelerated asset disposition plan.
     In January 1996, the Company relocated its corporate offices, including Advest and its Hartford-based retail sales office and the Bank and its one branch office. The new address is
90 State House Square, Hartford, CT 06103. Advest's new telephone number is (860) 509-1000. The Bank's new telephone number is (860) 509-3000.

Advest, Inc.
     The securities markets were turbulent during the June quarter as economic growth and low unemployment fueled concerns of an interest rate hike. The major stock indices achieved new highs during the quarter and closed up from the March quarter but down from their peaks. The bond market rallied at quarter end amid growing confidence that the Federal Reservefed would not raise rates. This pushed the benchmark treasury bond yields below 7% for the first time since early June. In the underwriting arena, volume topped $40 billion for the quarter, a new record, however, by quarter end, increased numbers of new issues were being delayed and/or priced below target.
     In this favorable environment, Advest reported its 22nd consecutive quarterly profit, posting pre-tax income of $5.5 million, a 59% increase from $3.4 million last year. Total revenues were $62.8 million, up 23% from 1995 and the fourth consecutive quarter of record revenues for the broker/dealer. Commission and asset management revenues increased 36% and 39%, respectively, as both achieved record levels during the current quarter. Investment banking revenues increased 52% year to year with notable gains posted from all underwriting activities.

Advest Bank
     The Bank posted pre-tax income of $100,000 for the current quarter compared with a pre-tax loss of $5.7 million a year ago. Through nine months, the Bank has posted pre-tax earnings of $700,000 compared with a pre-tax loss of $8.9 million in 1995. Year to date results for 1995 include approximately $8.8 million in pre-tax charges (including $6.0 million in the June quarter, as previously noted) related to an accelerated asset disposition program implemented by the Bank. The program resulted in the sale or transfer of substantial levels of the Bank's nonperforming assets ("NPAs"). At June 30, 1996, the Bank's NPAs were $3.2 million (1.4% of total Bank assets) compared with $11.8 million (4.0% of total Bank assets) a year ago, a 73% decline.

     At June 30, 1996, the Bank's leverage capital, risk-based capital and Tier 1 capital ratios were 6.06%, 9.93% and 8.67%, respectively, which met all regulatory requirements. In addition, the Bank has attained full compliance with all requirements of the MOU it operates under.

Results of Operations
             Three Months Ended June 30, 1996 Versus
                Three Months Ended June 30, 1995

     Net revenues, total revenues less interest expense, were $61.1 million, an increase of $2.0 million (3%). As previously noted, exclusive of the gain from the 1995 sale of the Company's mutual fund advisory business, net revenues increased more than $10.0 million. Expenses, excluding interest, increased $2.6 million (5%) to $55.5 million, as a $7.7 million (24%) increase in compensation costs was partly offset by a $5.6 million (89%) decline in loss provisions for credit losses and asset devaluation.
     Agency commissions increased $8.1 million (36%) to $30.2 million, led by over-the-counter issues up $3.0 million (88%), mutual funds up $2.7 million (43%), and insurance products, substantially variable annuities, up $1.4 million (168%) year-to-year. Commissions from listed securities increased $1.0 million (9%).
     Investment banking revenues increased $2.5 million (52%) to $7.4 million, reflecting the record underwriting pace on Wall Street. Equity underwriting fees and commissions accounted for $2.4 million of the increase. Underwriting fees in the public finance area increased $.3 million. Merger and acquisition and consulting and valuation fee income declined a total of $.4 million from the 1995 quarter.
     Asset management revenues increased $1.0 million (22%) to $5.2 million. Advest's income increased $1.4 million (39%) primarily due to higher levels of fee-based assets ($1.9 billion at June 30, 1996) and higher service fees. BSC's revenue declined $.4 million (58%) due to the sale of the advisory business related to the Company's proprietary Advantage Family of Mutual Funds during fiscal 1995. Prescott Crocker, formerly a portfolio manager for the Advantage Funds, was recently named president of BSC.
     Revenue from principal transactions declined $1.0 million (9%) to $9.4 million. Equity commissions increased fifty percent to $4.9 million on the strength of heavy NASDAQ trading during the quarter. The increase was more than offset by a current quarter loss of $1.3 million from equity trading and a $.8 million combined year to year decline in trading profits on all fixed income inventories. Commissions on debt securities declined $.3 million (5%), reflecting investor uncertainty about an interest hike.
     Net interest income was $6.5 million, substantially unchanged from 1995. Advest's net interest rose $.4 million (9%) primarily due to significantly higher margin debits in the current year. The Bank's net interest income declined $.6 million (24%) primarily due to a planned reduction in its asset base.
     Compensation costs increased $7.7 million (24%) primarily due to higher sales-related compensation and incentives and higher general payroll at Advest. BSC's compensation declined $144,000 (47%) due to the fiscal 1995 sale of the Company's advisory business related to its proprietary mutual funds. The provision for credit losses and asset devaluation decreased $5.6 million (89%) primarily due to a $6.0 million pre-tax charge in the 1995 quarter related to the accelerated disposition of certain Bank assets. Business development expenses more than doubled to $1.8 million as a result of increased sales promotion activities. Occupancy and equipment costs declined $.5 million (10%) in the current year primarily due to savings related to the January 1996 relocation of the Company's headquarters to office space with less square footage and, accordingly, lower rent and utilities. Other expenses decreased $.3 million primarily due to lower carrying costs of OREO.


             Nine Months Ended June 30, 1996 Versus
                 Nine Months Ended June 30, 1995

     Net revenues increased $29.0 million (20%) to $177.6 million. Year-to-date commission, investment banking, asset management, principal transactions and net interest revenues are consistent with the June quarter discussion.
     Through nine months, other income increased $2.0 million (43%) to $6.7 million due to higher fee income at Advest, gains on sales of residential mortgages by the Bank and a $.9 million first quarter gain on the sale of an equity investment held by Advest. In the 1995 period, other income included a $.5 million gain on the sale of an exchange seat.
     Net expenses increased $19.3 million (14%) to $159.9 million. Compensation costs increased $23.6 million primarily due to higher salesmen's and other volume-related compensation at Advest. Communications costs increased $1.4 million (10%) due primarily to higher variable costs associated with securities transaction volume and upgraded quote and other brokerage services. The provision for credit losses and asset devaluation declined $8.6 million (88%) due to $8.8 million in chargeoffs in the 1995 period related to the accelerated disposition of certain Bank assets. Other expenses increased $.6 million (8%) due primarily to a first quarter legal settlement and higher software expenses which were partly offset by declines in the Bank's federal insurance premiums and lower carrying costs of OREO.

Liquidity and Capital Resources
                 Nine Months Ended June 30, 1996

     Total assets increased $116.4 million (14%). Margin debits increased $55.2 million (18%) and payables to brokerage customers declined $23.8 million (8%) resulting in a $31.0 million (99%) decline in Advest's segregated cash and securities. Securities borrowed increased $73.9 million (67%) and securities loaned increased $59.3 million (52%) as the Company continues to grow this business activity. Loans declined $39.3 million (16%) and deposits at the Bank declined $32.6 million (14%) in accordance with the Company's intention to reduce the Bank's asset base. Trading securities increased $46.2 million (111%) and securities sold short increased $34.9 million (721%) primarily as a result of corporate bond trading activities initiated by Advest during the March quarter. Short-term borrowings increased $59.1 million (577%) primarily to finance higher securities inventory levels at Advest. The increase in borrowings is also attributable to the securities markets conversion to same day funds settlement in February 1996. There have been no other material changes to the Company's liquidity or capital resources since September 30, 1995.

     In July 1996, the Company's lead lending bank doubled Advest's secured, uncommitted line of credit to $90 million. Advest had requested the increase primarily as a result of increased borrowing requirements to finance its inventories.

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

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits
  Exhibit  Description
  -------  -----------
   10(a)   First, Second, Third and Fourth Amendments to The
           Advest Thrift Plan
   10(b)   Non-Employee Director Equity Plan
   10(c)   1996 Executive Equity Plan
   10(e)   First Amendment to Nonqualified Executive Post-
           Employment Income Plan
   10(f)   Second Amendment to the Advest, Inc. Account
           Exceutive Nonqualified
           Defined Benefit Plan
   10(g)   Key Professionals Equity Plan
   10(h)   Amended and Restated Employment Agreement with Chief
           Executive Officer.

     11    Computation of Net Income Per Share
     27    Financial Data Schedule (Selected financial data - for
           EDGAR electronic filing only to SEC)

           Coopers & Lybrand L.L.P. report on limited review
           performed on financial information contained herein
           (see     page 15).

    (b) Reports on Form 8-K
     None

                Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group,
Inc.:


We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of earnings for the three-month and nine-month periods ended June 30, 1996 and 1995, and cash flows for the nine-month periods ended June 30, 1996 and 1995, and changes in shareholders' equity for the nine-month period ended June 30, 1996. These financial statements are the responsibility of the Company's management.

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


                                       COOPERS & LYBRAND L.L.P.
Hartford, Connecticut
July 18, 1996

                           Signatures


     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                           The Advest Group, Inc
                                        ------------------------
                                             Registrant




Date      August 9, 1996                      /s/Allen Weintraub
     ---------------------              -------------------------
                                            Allen Weintraub,
                                       Chairman of the Board and
                                        Chief Executive Officer


Date      August 9, 1996                  /s/Martin M. Lilienthal
     ---------------------              -------------------------
                                          Martin M. Lilienthal,
                                        Senior Vice President and
                                         Chief Financial Officer

                          Exhibit Index

 Exhibit       Description                                Pages
- -----------------------------------------------------------------

  10(a)   First, Second, Third and Fourth Amendments to the
          Advest Thrift Plan                              18 - 22

  10(b)   Non-Employee Director Equity Plan               23 - 30

  10(c)   1996 Executive Equity Plan                      31 - 37

  10(e)   First Amendment to Nonqualified Executive Post-
          employment Income Plan                               38

  10(f)   Second Amendment to the Advest, Inc. Account Executive
          Nonqualified Defined Benefit Plan.                   39

  10(g)   Key Professionals Equity Plan                   40 - 49

  10(h)   Amended and Restted employment Agreement with Chief
          Executive Officer                               50 - 58

  11   Computation of Net Income Per Share                59 - 60

  27   Financial Data Schedule (Selected financial data - for
       EDGAR electronic filing only to SEC)                    61