Form 10-K
period 1996-09-30
ADVEST GROUP INC
filed 1996-12-20
CIK 319489

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the fiscal year ended September 30, 1996
                                      Or
(   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.
                 For the transition period from            to
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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $72,359,499 as of December 2, 1996.

On December 2, 1996 the Registrant has outstanding 8,411,496 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

Parts I, II and IV incorporate information by reference from the Registrant's 1996 Annual Report to Shareholders. Part III incorporates information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on January 30, 1997.

Total of sequentialy numbered pages 59
Exhibit index sequetial page number page 28

                                    Part I
Item 1.  Business

General Development of Business
(1) The Advest Group, Inc. ("AGI"), a Delaware corporation, is a financial services holding company engaged, with its operating subsidiaries (collectively the "Company"), in securities brokerage, trading, investment banking, residential mortgage, consumer lending, asset management, trust and related financial services. It is organized under the laws of Delaware and commenced operations on January 1, 1977. AGI is successor to a partnership which resulted from mergers of five New York Stock Exchange, Inc. ("NYSE") member firms organized between 1898 and 1919. The Company's broker-dealer subsidiary, Advest, Inc. ("Advest"), was organized to succeed the business of the partnership, effective January 1, 1977. Since that date, a number of other operating subsidiaries in the brokerage and financial services industries have been established or acquired.
     In addition to Advest, operating subsidiaries include Advest Bank (the "Bank"), a Connecticut-chartered capital stock savings bank; Boston Security Counsellors, Inc. ("BSC"), an investment management company; and Billings & Company, Inc. ("Billings"), a real estate services company. Material acquisitions and dispositions byof the Company during the past five years follow.
     In November 1992, the Company sold substantially all the assets, the business and name of Shore & Reich, Ltd. ("S&R"), its subsidiary specializing in pension plan administration, to an unrelated third party. Consideration included an initial cash payment of $600,000 and future payments over a five year period based on revenues of the business sold.
     In January 1994, Lyons, Zomback & Ostrowski, Inc., a financial consulting company specializing in the banking industry and a subsidiary of AGI, was merged into the corporate finance division of Advest as the Financial Institutions Group (the "FIG"). The FIG unit serves as an advisor to small and medium-sized community banks.
     During fiscal 1995, the Company sold the investment advisory business related to its proprietary mutual funds in three separate transactions. In the first quarter, a pre-tax gain of $.8 million was realized from the sale of the business related to the Scottish Widows International Fund to an unrelated third party. During the third quarter, the businesses related to the six taxable and three non-taxable funds, respectively, in the Advantage Family of Funds ("Funds") were sold to two other unrelated third parties for total consideration of $11.2 million. Net of expenses, the Company realized a pre-tax gain of $9.3 million from the two transactions. The total gain from all sales was $10.1 million and is reported separately on the Consolidated Statement of Earnings. Additional consideration of $.6 million was received in fiscal 1996 under the terms of one of the sales agreements.

(2) Advest is engaged in a broad range of activities in the securities brokerage, investment banking and asset management businesses. Specific services include retail brokerage, institutional sales, origination of and participation in underwritings and distribution of corporate and municipal securities, market making and trading activities in corporate securities, government and municipal bonds, research, custody and money management.
     Advest has been classified by the Securities and Exchange Commission ("SEC") and the Securities Industry Association as a "large regional" brokerage firm. "Regional" is a term commonly used in the securities industry to indicate that a firm's headquarters are located outside New York City. Advest has retail clients in all fifty states with the largest concentration in the

Northeast and Midwest regions and also services institutional accounts throughout the country. During fiscal 1996, Advest opened 2 new sales offices. At September 30, 1996, Advest had sales locations, including satellite offices, and account executives in 16 states and the District of Columbia as follows:
                                               Number of
                                   Number of     Account
        State                      Locations  Executives
        --------------------------------------------------------------
        Connecticut                        8          77
        District of Columbia               1          10
        Florida                            7          59
        Illinois                           2           9
        Kentucky                           3          15
        Maine                              6          23
        Maryland                           1           5
        Massachusetts                      7          53
        Missouri                           2          11
        New Hampshire                      3           7
        New Jersey                         4          23
        New York                          16         124
        Ohio                              13          59
        Pennsylvania                      12          54
        Rhode Island                       1           9
        Vermont                            1           2
        Virginia                           4          10
                                          --         ---
                                          91         550
                                          ==         ===

     Advest is a member of all major securities exchanges in the United States, the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). In addition, Advest is registered with the Commodity Futures Trading Commission ("CFTC") as a commodity trading advisor and a futures commission merchant and clears all option transactions through an independent third party broker.
     The Bank is a Connecticut-chartered capital stock savings bank which opened for business in 1984. The Bank's headquarters and sole retail branch are located at 90 and 10 State House Square, respectively, Hartford, Connecticut 06103. The Bank also has representative offices in Springfield, Massachusetts and Columbus, Ohio for trust and mortgage origination, respectively. Both representative offices share office space with Advest retail offices. The Bank's principal business activities consist of soliciting and servicing fiduciary and retirement plan trust business and conducting a broad range of mortgage banking services, primarily to clients of Advest. The Bank is also engaged in the businesses of attracting deposits and investing such deposits, together with funds from capital and other borrowings, in various types of loans, primarily residential, and investments. In recent years the latter activities have decreased in volume, and, correspondingly, the total assets of the Bank have declined. The Bank's loan portfolio includes single and multi-family residential mortgages, consumer, commercial mortgages and commercial and construction loans. The Bank has expanded its residential mortgage lending production in recent years, and places excess volume not retained in portfolio with investors, principally federal agencies and major private mortgage conduits. Investments include government and agency obligations, mortgage-backed securities and money market instruments. The Bank does not currently have a material source of deposits other than those obtained through Advest. Deposits in the Bank are insured by the Bank Insurance Fund of the FDIC, subject to applicable limits.
     In fiscal 1991, the Office of Thrift Supervision ("OTS") approved requests by AGI and the Bank for the Bank to be deemed a "savings association" by virtue of its meeting the test for a qualified thrift lender and for AGI, as the sole shareholder of a "savings association", to be treated as a unitary thrift holding company. In order to retain its status as a "savings association" the Bank must continue to satisfy the "qualified thrift lender" test. This test generally requires that an institution maintain a minimum of 65% of its assets in residential real estate and related investments. At September 30, 1996, 83.7% of the Bank's portfolio consisted of such assets.

(3) The Company's principal executive offices are located at 90 State House Square, Hartford, Connecticut, 06103 (telephone number (860) 509-1000). At September 30, 1996, the Company employed 1,612 persons.

Financial Information about Industry Segments
The information required by this item is disclosed on pages 40 and 41 of the 1996 Annual Report to Shareholders in Note 16 of Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Narrative Description of Business
(1)  Revenues
The principal sources of revenue for the last five years are disclosed on page 17 of the 1996 Annual Report to Shareholders under the caption "Five Year Financial Summary". A discussion of the components of services provided and related compensation follows.

Commissions
     Listed   Advest acts as an agent for its customers in the purchase and sale of securities on the major securities exchanges. Commissions generated by these customers represent a large portion of the Company's revenue.
     Mutual Funds   Advest executes purchases and redemptions of shares for its clients in many diverse mutual funds. Prior to the fiscal 1995 sale of the investment advisory business related to its proprietary mutual funds, Advest served as sole distributor for The Advantage Family of Mutual Funds and the Advantage Municipal Bond Fund and acted as a distributor of the Scottish Widows International Fund.
     Nasdaq   In executing customers' orders in the Nasdaq market, Advest generally acts as agent with another firm which is a market maker in the securities being purchased or sold. The market price executed represents the best inter-dealer market price available.
     Insurance   Advest acts as agent for several life insurance companies and sells life insurance and tax-advantaged annuities to its brokerage clients. A principal objective of Advest's insurance department is to assist account executives in protecting the assets of high net worth individuals and businesses. The department provides customized advice and recommends appropriate products to meet unique individual, professional or business needs.
     Options   Advest also effects for its customers the purchase and sale of put and call options traded on all major stock exchanges.
     Other   Other commissions include commissions from commodity trading, international stocks and bonds, certificates of deposit and income from correspondent brokers. In addition, Advest markets private placement and registered offerings of limited partnerships investing in various ventures, primarily real estate. Certain of these limited partnerships are originated by Advest or Billings who, consequently, receive management and other fees.

Principal Transactions
Revenue from principal transactions includes realized and unrealized gains and losses on trading positions of Advest and related sales credits as well as realized gains on available for sale securities of the Bank. The Company does not actively participate in the high yield securities market. Advest also hedges its corporate and municipal bond inventories by entering into derivative transactions when certain inventory levels are reached. Derivative positions are generally not material and are marked-to-market daily.
     Advest actively engages in trading as principal in various phases of the over-the-counter securities business and acts as principal to facilitate the execution of customers' orders. Advest buys, sells and maintains an inventory of a security in order to "make a market" in that security. As of September 30, 1996, Advest made dealer markets in the common stock or other equity securities of approximately 158 corporations. Advest also actively engages in trading municipal bonds and unit trust instruments.

Investment Banking
Advest manages and participates as an underwriter of corporate, municipal and government securities, mutual funds and private placement offerings. The Syndicate Department is responsible for Advest's participation in underwritings managed by Advest and other firms. The Corporate Finance and Public Finance Departments are responsible for offerings managed or co-managed by Advest.
     Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, under the Securities Act of 1933, other laws and court decisions with respect to underwriters' liability and limitation on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and Advest's underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital Rule 15c3-1 of the SEC.
     Advest also provides merger and acquisition advisory services, appraisals and related services. Billings develops private placement offerings of limited partnerships in real estate and other industries. As a general rule, the Company does not engage in bridge financing activities.

Asset Management and Administration
BSC provides advisory services to a diverse clientele and, until the sale of the investment advisory business related to the Advantage Family of Mutual Funds and the Scottish Widows International Fund in fiscal 1995, acted as their investment advisor. As of September 30, 1996, BSC had approximately $470 million of private account assets under management.
     Advest provides money management services to its brokerage customers through its Investment Management Group ("IM"). IM provides various services to brokerage clients including client profiling, asset allocation, manager selection, due diligence and performance measurement. Recommended portfolio managers include managers in the proprietary Advest Managed Portfolio Services as well as managers not affiliated with the Company. Revenue is generated from fees and/or commissions. At September 30, 1996, IM had approximately $1.9 billion of assets under management.
     Advest Transfer Services, Inc., a subsidiary of AGI, provided transfer agency services to the former proprietary mutual funds of the Company through November 1996. As of December

1996, an independent third party transfer agent assumed transfer agency services for the funds. Advest provides dividend reinvestment for more than 1,400 equities and 1,300 mutual and closed-end funds.
     The Advest Reserve Cash Account "ARCA" enables brokerage clients to participate in an integrated financial services program. ARCA clients have access to their assets through unlimited checkwriting and a VISA debit card issued by a major third party bank as well as on-request loans collateralized by margined securities. Direct deposit is available to ARCA accounts who can select among several automatic investment options for idle cash balances, including an FDIC-insured money market account with the Bank and five money market mutual funds. Other services offered to all clients include retirement plan servicing, securities custody and asset safekeeping.
     The Bank, through its Trust Division, provides fiduciary, trustee and custody services to individuals, corporate retirement plans, financial institutions and other entities. The Bank primarily acquires trust and custody accounts through Advest's retail sales force.

Advest Bank Net Interest Income
Net interest income is the excess of the interest income and loan fee income over interest expense. The Bank derives interest income from loans extended for the purposes of residential, commercial and consumer credit. Funds not used in lending are invested primarily in money market instruments and short and adjustable rate mortgage-backed securities. The Bank's loans and investments are funded by interest bearing deposits, by debt (primarily advances from the Federal Home Loan Bank of Boston), and by the Bank's equity capital. The Bank's interest and loan fee income has historically exceeded the interest expense of funding and has produced positive net interest income.
     The Bank is subject to interest rate risk to the degree that the Bank's interest-bearing liabilities reprice or mature more rapidly, and in greater volume, as is the case currently, than its interest-earning assets (see Distribution of assets, liabilities and shareholder's equity, interest rates and interest differentials as disclosed on page 10 of this filing and in Note 15 of Notes to Consolidated Financial Statements on pages 39 and 40 in the 1996 Annual Report to Shareholders. Such information is hereby incorporated by reference).

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

     Customer credit balances, retained earnings, cash received from stock loan activities, and short-term borrowings, are the primary source for financing customer margin accounts.

Other Income
Other income includes execution fees, exchange and other marketing credits, transfer and service fees as well as investment gains and losses.

Research
Through the combined resources of its in-house research staff and correspondent research provided by three leading outside research firms, Advest provides its brokerage clients with a full range of research services. These include corporate data, financial analysis, identification of emerging trends and objective recommendations. In-house analysts specialize in health care, regional banking, insurance and technology. Correspondent research provides information and recommendations on approximately 3,000 domestic and international equities in over 60 industries in 30 countries.
 (2)  Competition
All aspects of the business of the Company are highly competitive. Advest competes with numerous regional and national broker-dealers and other entities, many of which have greater financial resources than the Company. Because of the variety of financial services offered by the Company and the various types of entities that provide such services (including other brokers, banks, insurance companies and retail merchandise outlets), it is not possible to estimate the number of companies that compete with the Company for investor assets. Advest competes with other firms on the basis of transaction prices, quality of service, product availability and locations. With respect to price, service and product, the Company believes it is competitively well-positioned; it is impossible to predict, however, the effect of the broader distribution locales offered by competing entities or the lower costs which may be offered by certain discount brokers. In addition, there is competition for investment professionals among the large number of companies now in the financial services field.
     The mortgage banking environment that the Bank operates within is highly competitive. The Bank competes with mortgage companies, banks, savings banks, savings and loans, credit unions, finance companies and other financial intermediaries for conventional and home equity residential loans. The market for qualifying conventional loans is defined and dominated by federal agencies such as Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC), who effectively act as the market makers and are the dominant investors. This market is also highly sensitive to the level and volatility of interest rates, which effects the volume of business being conducted.
     The Bank in soliciting trust business encounters significant competition from trust companies, savings banks, savings and loans, insurance companies, broker-dealers, investment firms, mutual funds, and law firms in attracting trust accounts, particularly fiduciary relationships.
     In attracting deposits, the Bank faces strong competition from numerous savings banks, savings and loan associations, commercial banks, broker-dealers, credit unions, insurance companies, investment firms and mutual funds with offices located primarily in its primary market area. The Bank also faces significant competition for investors' funds from short-term money market funds and other corporate and government securities.
     The Bank's deposit base is substantially derived from Advest's brokerage clients. A portion of these deposits, primarily certificates of deposits, are acquired on a fee basis and are considered "brokered" under FDIC rules. The
Bank does not possess branch operations with which it may attract significant additional retail deposits other than those obtained through Advest. Pursuant to the terms of federal banking regulations concerning brokered deposits, the Bank at September 30, 1996 was deemed to be a "well capitalized" bank, and as such was not subject to restrictions regarding brokered deposits. Prior to September 30, 1996, the Bank was deemed to be an "adequately capitalized bank", and as such was limited as to the maximum interest rates it could offer on its brokered deposit products to rates which did not exceed (1) the rate paid on deposits of similar maturity in the Bank's normal market area for deposits accepted or (2) the "national rate" paid on deposits of comparable maturity for deposits accepted outside the Bank's normal market area. The Bank had $62.7 million of brokered deposits as of September 30, 1996.
(3)  Regulation
The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD, the CFTC and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with the rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities commissions in those states in which they do business.
     Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.
     The Company's investment advisory subsidiary, BSC, is also subject to extensive Federal and state regulations by the SEC and state securities commissions.
     Advest is required by Federal law to belong to the Securities Investor Protection Corporation ("SIPC"). The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases coverage which provides an additional $24.5 million of coverage per customer for securities held in customers' accounts.
     As a Connecticut-chartered capital stock savings bank whose deposits are insured by the FDIC, subject to applicable limits, the Bank is subject to extensive regulation and supervision by both the Commissioner of the Department of Banking of the State of Connecticut and the Regional Director of the FDIC. The Bank is also subject to various regulatory requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") applicable to FDIC insured financial institutions. This governmental regulation is primarily intended to protect depositors, rather than shareholders, and concerns, among other matters, capital requirements, safety and soundness, permissible investments, community reinvestment and credit discrimination. AGI, for the purpose of ownership of the Bank, is a Unitary Savings and Loan holding company, and is subject to limited regulation and certain reporting requirements by the Office of Thrift Supervision.
     The Bank posted pre-tax income of $1.1 million for fiscal 1996 after posting losses in each of the previous six fiscal years. In July 1991, the Bank entered into a Memorandum of Understanding ("MOU") with its regulators to address certain concerns arising out of an examination of the Bank. In February 1993, the Bank entered into a new MOU with its regulators with terms similar to the original MOU. During 1996, the Bank achieved compliance with all requirements of the MOU and, in July 1996, the MOU was lifted.
     Refer to pages 18 through 25 of the 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and on page 34 in Note 5 and on page 37 in Note 12 of the Notes to Consolidated Financial Statements for a further description of capital and regulatory considerations concerning the Bank. Such information is hereby incorporated by reference.
     Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, the Connecticut General Assembly and various governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject financial institutions to increased regulation, disclosure and reporting requirements. The Bank in its present status is restricted by state bank regulations from the declaration of dividends. (For further discussion concerning dividend restriction applicable to the Bank refer to page 37 of the 1996 Annual Report to Shareholders in Note 12 of Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.) It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to what extent the business of the Bank may be affected.
     Federal banking regulations define five categories of capital adequacy for all insured depository institutions, including categories that would prompt supervisory actions. These categories include "well capitalized" (with total risk based capital of greater than 10% of risk adjusted assets, Tier 1 capital of greater than 6% of risk adjusted assets and leverage capital of greater than 5% of assets), "adequately capitalized" (greater than 8%, 5% and 4% respectively), "undercapitalized" (less than 8%, less than 4% and less than 4%, respectively), "significantly undercapitalized" (less than 6%, 3% and 3%, respectively) and "critically undercapitalized" (tangible capital of less than 2% of total assets.) In addition, an institution may not be categorized as "well capitalized" if it is subject to a regulatory order. Financial institutions classified as one of the three undercapitalized categories are subject to progressively more restrictive limitations on activities and may be subject to orders to increase capital and to cease certain activities and practices. A "critically undercapitalized" institution, among other additional restrictions, may, under certain conditions, be placed in a receivership or a conservatorship. Holding Company guarantees apply if an insured institution is classified "undercapitalized". Such holding company guarantees include guarantee of compliance with banking rules, regulations and laws and the improvement of the bank, including limited capital support. As previously disclosed, Advest Bank, meets the criteria to be classified "well capitalized" bank as of September 30, 1996.
(4)  Disclosure Requirements for Nonbank Holding Companies
Article 9 of Regulation S-X and Industry Guide 3 specify financial statement and certain disclosure requirements for bank holding companies. SEC Staff Accounting Bulletin #No. 69 ("SAB 69") details the view of the SEC staff concerning the applicability of Article 9 and Industry Guide 3 to registrants which are not bank holding companies. The bulletin concludes that a nonbank holding company registrant engaged in similar lending and deposit activities should provide certain disclosures relevant to an understanding of the Registrant's operations. In accordance with SAB 69, the Company, a nonbank holding company, makes the following disclosures regarding the Bank.

Distribution of Assets, Liabilities and Shareholder's Equity;
Interest Rates and Interest Differentials
The following table presents for the periods indicated (I) average assets, liabilities and shareholder's equity, (II) interest income and expense, (III) average yields on interest-earning assets and average rates incurred on interest-bearing liabilities, (IV) the net interest spread and (V) net interest margin on interest- earning assets. Yields and rates are computed on a tax equivalent basis at tax rates of 34% for each of the three years ended September 30, 1996. Average balances are calculated predominately on a daily basis.


                                                   1996                        1995                        1994
                                       --------------------------- --------------------------- ---------------------------
                                                  Interest Average            Interest Average            Interest Average
                                        Average   Income/  Yields/  Average   Income/  Yields/  Average   Income/  Yields/
In thousands, except percentages        Balance   Expense   Rates   Balance   Expense   Rates   Balance   Expense   Rates
------------------------------------------------------------------ -------------------------------------------------------
Assets
Interest-earning assets
  CD's, time deposits, federal funds
    and other short-term investments     $ 8,132    $  436   5.36%   $ 6,294    $  366   5.82%  $ 23,861    $  785   3.29%
  Investment securities: <F1>(1)
    U.S. government and agency
      obligations                            541        32   5.91%     2,107       151   7.17%     2,163       160   7.40%
    Other                                    606        40   6.60%       703        47   6.69%       827        41   4.96%
    Mortgage-backed securities            21,815     1,378   6.32%    35,321     2,044   5.79%    66,312     2,574   3.88%
    FHLB stock                             2,233       145   6.49%     2,129       157   7.37%     2,127       162   7.62%
  Loans(net of unearned income)<F2>(2)   206,832    16,040   7.76%   258,011    19,975   7.74%   247,075    18,987   7.68%
                                       --------------------------- --------------------------- ---------------------------
      Total interest-earning assets      240,159    18,071   7.52%   304,565    22,740   7.47%   342,365    22,709   6.63%
                                       --------------------------- --------------------------- ---------------------------

Noninterest-earning assets
  Cash and cash equivalents                  874                         960                       1,472
  Property and equipment                     683                         692                         663
  Interest receivable                      1,593                       2,339                       1,818
  OREO and other assets                    5,441                      16,421                      26,209
  Due from affiliates                        135                         255                         115
  Prepaid commissions                        128                         163                         178
                                       ----------                  ----------                  ----------
    Total noninterest-earning assets       8,854                      20,830                      30,455
                                       ----------                  ----------                  ----------
                                        $249,013                    $325,395                    $372,820
                                       ==========                  ==========                  ----------

Liabilities and shareholder's equity

Interest-bearing liabilities
  Total deposits <F3>(3)                $215,117   $ 8,974   4.17%  $275,962   $11,370   4.12%  $325,993   $11,045   3.39%
  FHLB advances                           14,364     1,005   7.00%    23,965     1,605   6.70%    15,991     1,033   6.46%
                                       --------------------------- --------------------------- ---------------------------
    Total interest-bearing liabilities   229,481     9,979   4.35%   299,927    12,975   4.33%   341,984    12,078   3.53%
                                       --------------------------- --------------------------- ---------------------------

Noninterest-bearing liabilities
  Accrued interest payable                 1,023                       1,251                       1,201
  Other liabilities                        3,961                       5,067                       5,506
  Accrued expenses                           474                         232                         969
  Due to affiliates                           43                          71                          58
                                       ----------                  ----------                  ----------
    Total noninterest-bearing
      liabilities                          5,501                       6,621                       7,734
                                       ----------                  ----------                  ----------
Shareholder's equity                      14,031                      18,847                      23,102
                                        $249,013                    $325,395                    $372,820
                                       ==========                  ==========                  ==========

Net interest income (tax equivalent basis)         $ 8,092                     $ 9,765                     $10,631
                                                 ==========                  ==========                  ==========
Net interest spread (tax equivalent basis)                   3.18%                       3.14%                       3.10%
                                                           =======                     =======                     =======
Net interest income as a percentage of
   interest-earning assets (tax equivalent basis)            3.37%                       3.21%                       3.11%
                                                           =======                     =======                     =======

<F1>(1)  Securities available for sale and trading securities are included in investment securities.
<F2>(2)  Non-accrual loans at year end are included in the total loan portfolio.
<F3>(3)  Includes net cost of interest rate swaps and caps.

Analysis of Changes in Interest Income and
Interest Expense

The following table presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates for the periods indicated.
Changes not due solely to either a change in volume or a change in rate have been allocated based on the respective percentage changes in average balances and average rates. The table is presented on a tax equivalent basis at tax rates of 34% for fiscal years 1996 and 1995.

                                           1996 vs. 1995                             1995 vs. 1994
                                           Increase (decrease) due to change in      Increase (decrease) due to change in
In thousands                                  Volume       Rate      Total            Volume    Rate    Total
--------------------------------------------------------------------------------------------------------------
Interest income
  CD's, time deposits, federal funds
    and other short-term investments          $    112        $(42) $    70           $  (918)  $  499  $(419)
  Investment securities: <F1>
    US government and agency obligations          (120)          1     (119)               (4)      (5)    (9)
    Other                                           (6)         (1)      (7)              (19)      25      6
    Mortgage-backed securities                    (883)        216     (667)           (2,270)   1,740   (530)
    FHLB stock                                      50         (62)     (12)                        (5)    (5)
  Loans (net of unearned income) <F2>           (3,978)         43   (3,935)              695      293    988
                                           ---------------------------------         -------------------------
      Total interest income                     (4,825)        155   (4,670)           (2,516)   2,547     31
                                           ---------------------------------         -------------------------
Interest expense
  Total deposits <F3>                           (2,634)        238   (2,396)           (2,004)   2,329    325
  FHLB advances                                   (420)       (180)    (600)              519       53    572
                                           ---------------------------------         -------------------------
      Total interest expense                    (3,054)         58   (2,996)           (1,485)   2,382    897
                                           ---------------------------------         -------------------------
Change in net interest income                  $(1,771)       $ 97  $(1,674)          $(1,031)  $  165  $(866)
                                           =================================         =========================

<F1> (1)  Securities available for sale and trading securities are included in investment securities.
<F2> (2)  Non-accrual loans at year end are included in the total loan portfolio.
<F3> (3)  Includes net cost of interest rate swaps and caps.


Investment Activities

The following table summarizes the composition of the securities portfolio (book values) for the three years ended September 30, 1996:

                                                          1996                1995              1994
                                                       -------------------------------------------------------
In thousands, except percentages                          Amount       %     Amount      %     Amount     %
--------------------------------------------------------------------------------------------------------------
US government and agency obligations                       $   599        2% $   490        2% $ 4,888      9%
Mortgage-backed securities                                  10,635       42%  21,965       83%  48,003     79%
Other                                                          500        2%     596        2%     818      1%
FHLB stock                                                   2,233       10%   2,233        9%   2,045      3%
Securities available for sale (4)                           11,157       44%   1,127        4%   4,902      8%
                                                       -------------------------------------------------------
Total                                                      $25,124      100% $26,411      100% $60,656    100%
                                                       =======================================================

The following table sets forth the maturities of investment securities at September 30, 1996 and the weighted average (tax equivalent) yields on such securities:

                                        Within              After one but        Five to ten       After ten
                                       one year          within five years          years            years         Total
                                   ------------------------------------------------------------------------------------------
In thousands, except percentages    Amount    Yield       Amount     Yield   Amount    Yield   Amount   Yield  Amount  Yield
-----------------------------------------------------------------------------------------------------------------------------
US government and
  agency obligations                    -           -         $599     5.43%      -        -        -      -   $   599  5.43%
Mortgage-backed securities              -           -           -        -        -        -   $10,635   6.39%  10,635  6.39%
Other                                   -           -          250     7.75%    $250     7.75%      -      -       500  7.75%
FHLB stock                          $2,233        6.40%         -        -        -        -        -      -     2,233  6.40%
Securities available
  for sale <F4>(4)                      97          -           -        -        -        -    11,060   6.33%  11,157  6.27%
                                   ------------------------------------------------------------------------------------------
    Total                           $2,330        6.13%       $849     6.11%    $250     7.75% $21,695   6.36% $25,124  6.34%
                                   ==========================================================================================

<F4>(4) Securities available for sale are detailed
in Note 4 of Notes to Consolidated Financial
Statements in the 1996 Annual Report to
Shareholders.


As of September 30, 1996, the Bank held investments of the following securities issuer which exceeded 10% of shareholder's equity:

                                                                                              Maturity

Issuer Name                                 Book value Market value          Coupon             date
-------------------------------------------------------------------------------------------------------
The Money Store Home Equity Trust           $1,963,413  $1,956,275             4.875%         03/15/2008

Lending Activities

The following table summarizes the composition of loan portfolio for the three years ended
September 30, 1996:

                                           1996                    1995                     1994
                                   --------------------    ----------------         --------------------
In thousands, except percentages     Amount      %           Amount    %            Amount        %
--------------------------------------------------------------------------------------------------------
Commercial and financial             $ 2,757         1%     $  3,856     2%          $  7,021         3%
Real estate construction               4,946         3%        5,597     2%             2,819         1%
Real estate mortgage                 176,479        94%      220,613    95%           262,797        95%
Installment                            1,097         1%          922    -                 913        -
Lease financing                        1,587         1%        1,811     1%             2,199         1%
                                   --------------------    ----------------         --------------------
   Gross total loans                 186,866       100%      232,799   100%           275,749       100%
                                             ==========              ======                   ==========

Less:  Allowance for loan loss         2,278                   2,213                    4,645
                                   ----------              ----------               ----------
   Net total loans                  $184,588                $230,586                 $271,104
                                   ==========              ==========               ==========

Commercial loans, primarily to individuals and small to medium sized firms, were made at a variety of repayment terms and are primarily collateralized by equipment, marketable securities or inventory primarily located in Connecticut. Real estate mortgage and construction balances as of September 30, 1996 are comprised of residential, commercial and multifamily mortgages of approximately $144.0 million, $26.1 million and $11.3 million, respectively. Commercial real estate loans are primarily located in the Northeast and include as collateral multifamily, health care, office and industrial property. The Bank is no longer an active loan originator in the commercial real estate market. The Bank's residential loan portfolio is primarily collateralized by mortgages on 1-4 family residential properties located throughout theAfter one United States with concentrations in Connecticut, New York, Massachusetts, Ohio and Florida. Installment loans are made to individuals. The Bank also occasionally purchases residential mortgage loans for its portfolio from other financial institutions and mortgage bankers for its portfolio. Such purchases are primarily loans collateralized by property located in Connecticut. There were no such purchases during fiscal 1996. The following table shows the interest rate sensitivities of loans outstanding as of September 30, 1996 which are due or repriced in the periods indicated. Loans due within one year include demand loans.

                                                           After one
                                               Within      but within      After five
In thousands                                  one year     five years        years              Total
--------------------------------------------------------------------------------------------------------
Commercial and financial                       $ 2,009        $  663          $  85            $  2,757
Real estate construction                         3,743         1,203                    -         4,946
Real estate mortgage                            88,116        32,621         55,741             176,478
Installment                                        338           441            318               1,097
Lease financing                                     31           411          1,146               1,588
                                             -----------------------------------------------------------
    Total                                      $94,237       $35,339        $57,290            $186,866
                                             -----------------------------------------------------------

Fixed interest rate                                          $14,260        $57,290
Variable interest rate                                        21,079                    -
                                                           ----------      ---------
    Total                                                    $35,339        $57,290
                                                           ==========      =========

Nonperforming Assets

A summary of nonperforming assets by type follows for the three years ended September 30, 1996: In thousands, except percentages

                                                              1996           1995                1994
--------------------------------------------------------------------------------------------------------
Non-accrual loans                                             $1,422        $   290            $  7,690
Restructured loans                                                -              -                  638
Other real estate owned, net                                     984          2,849              13,414
                                                           ----------      ---------          ----------
Total nonperforming assets                                    $2,406         $3,139             $21,742
                                                           ----------      ---------          ----------
Nonperforming assets as a percentage of loans
  and other real estate owned                                    1.3%           1.3%                7.5%
                                                           ==========      =========          ==========

Generally loans are placed on non-accrual status when interest or principal is past due for ninety days or earlier if circumstances indicate collection is doubtful. The Bank resumes the accrual of interest on such loans if, in the opinion of management, the borrower has demonstrated adequate financial resources and intent to meet the terms and conditions of the loan, and all payments are again current. Interest income forgone on nonperforming loans in fiscal years 1996, 1995, and 1994 amounted to $297,000, $508,000 and $754,000, respectively. During 1996 and 1995, approximately $187,000 and $184,000, respectively, of income was recognized on non-accrual loans. This income was recognized while the loans were performing and was realized by cash payments. It is management's policy to reverse all uncollected interest at the time a loan is placed on non-accrual.

Summary of Loan Loss Experience

The following table summarizes the Bank's loan loss experience for each of the three years ended September 30, 1996:


In thousands, except percentages                                          1996             1995              1994
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                            $2,213          $4,645            $5,433
                                                                       --------------------------------------------
Chargeoffs:
     Real estate mortgage                                                  1,196           7,831             2,640
     Installment                                                             -               -                  27
     Commercial                                                               81             483                52
     Lease financing                                                         -                14                97
                                                                       --------------------------------------------
                                                                           1,277           8,328             2,816
                                                                       --------------------------------------------
Recoveries:
     Real estate mortgage                                                    210             239               136
     Commercial                                                               15               1                16
     Lease financing                                                          63              19                22
                                                                       --------------------------------------------
                                                                             288             259               174
                                                                       --------------------------------------------
Net charge-offs                                                              989           8,069             2,642
Additions charged to operations                                            1,054           5,637             1,854
                                                                       --------------------------------------------
Balance at end of period                                                  $2,278          $2,213            $4,645
                                                                       ============================================
Ratio of net charge-offs to average loans
    outstanding during the period                                           0.48%           3.13%             1.07%
                                                                       ============================================

The Bank maintains general reserves for potential losses from its loan portfolio in an Allowance for Possible Loan and Lease Losses. (the "ALLL"). The ALLL is maintained at a level considered by management to be adequate. The adequacy of the ALLL is reviewed quarterly by the Bank's management and its Board of Directors, and is determined primarily by management's informed judgment concerning the amount of risk inherent in the portfolio at a point in time. Management's judgment is based on a number of factors including: 1) a detailed risk rating system for commercial loans in which loans are individually reviewed with respect to such criteria as the estimated value of underlying loan collateral and the financial condition of borrowers, 2) recent historical loan loss experience, 3) industry and geographic concentrations, 4) the results of the most recent regulatory examination available, 5) current national and local economic conditions, and 6) other relevant information as may be available. The balance of each risk rating category has a reserve percentage applied for the purpose of estimating each component of the ALLL. A substantial portion of outstanding commercial loan portfolio balances on an annualized basis are reviewed periodically by a third party that is independent from the Bank and the results of such review are factored into the risk rating system. Management also reviews monthly, certain monitored performing and all nonperforming loans individually and makes further reserve allocation adjustments. The Bank's one to four family residential mortgage portfolio reserves are evaluated primarily upon the basis of portfolio historical performance. The Bank also maintains an unallocated and supplemental reserve that reflects management's assessment of local and national economic, business and real estate market trends, and the Bank's procedures, controls and personnel. At September 30, 1996, the bank classified $5.3 million of loans as impaired pursuant to the requirements of SFAS 114, "Accounting by Creditors
for Impairment of a Loan".   Under SFAS 114 a loan is considered
impaired if it is probable that the Company will be unable to collect scheduled payments according to the terms of the loan agreement. Impaired loans include $3.8 million of loans restructured and currently classified performing, and $.8 million of loans in which potential credit problems may lead to future non-accrual status or possible charge-off. All remaining amounts classified impaired are included in non-accrual loans. Impairment reserves as calculated under SFAS 114 resulted in no additional allowance for loan losses. Loans are charged off against the ALLL when management believes that collection is unlikely. Loan charge-offs are identified during the loan review process. The charge-offs recorded for all periods were primarily associated with the real estate mortgage portfolios and resulted from the decline in the value of the properties serving as collateral for the loans. The charge-offs recorded during 1995 were also associated with the discounts necessary to attract buyers of those distressed commercial OREO assets included in the Bank's accelerated asset disposition plan and other bulk asset sales. The following table presents the allocation of the reserve for possible loan and lease losses by loan categories for the three years ended September 30, 1996:

                                                   1996                        1995                      1996
                                           --------------------        ------------------        ------------------
                                                      Loans in                   Loans in                  Loans in
                                             Amount   category           Amount  category          Amount  category
                                               of     as a % of            of    as a % of           of    as a % of
In thousands, except percentages             reserve  total loans       reserve  total loans      reserve  total loans
-------------------------------------------------------------------------------------------------------------------
Commercial and financial                     $     24        1%         $     26       2%         $     83       3%
Real estate construction                           44        3%               33       2%               37       1%
Real estate mortgage                            1,555       94%            1,541      95%            4,050      95%
Installment                                        22        1%               18      -                 18      -
Lease financing                                    32        1%               66       1%              105       1%
Commitments                                       340       -                219      -                151      -
Unallocated                                       261       -                310      -                201      -
                                           --------------------        ------------------        ------------------
     Total                                     $2,278      100%           $2,213     100%           $4,645     100%
                                           ====================        ==================        ==================

Deposits

The Bank offers a variety of deposit accounts designed to attract both short and long term funds. The Bank provides a money market deposit account to Advest's customers as a component of various cash management products available to those customers. The Bank primarily markets brokered Certificates of Deposit (CD's) through Advest. The Bank also markets retail deposit accounts, such as money market accounts, primarily through Advest. At September 30, 1996, deposits obtained through Advest constituted 84% of all deposits at the Bank. Additional deposit information is disclosed in Note 5 of Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders.

The following table presents the average balances of and average rates paid on deposits for the three years ended September 30, 1996: Average balances are calculated predominately on a daily basis.

                                                1996                          1995                            1994
                                       ----------------------        ----------------------          ------------------------
                                          Average    Average            Average    Average              Average     Average
In thousands, except percentages          balance     rate              balance     rate                balance      rate
-----------------------------------------------------------------------------------------------------------------------------
Savings noninterest-bearing                 $     98                      $     66                        $     58
Savings                                           19    2.36%                   33    1.99%                    243      2.00%
Money market                                 149,347    2.90%              209,407    3.22%                274,715      2.76%
Time certificates                             65,653    6.24%               66,456    6.41%                 50,977      6.17%
                                       --------------------------------------------------------------------------------------
  Total deposits                            $215,117    4.17%             $275,962    4.12%               $325,993      3.39%
                                       ======================================================================================

The following table sets forth the maturity distribution of time deposits of $100,000 or more as of September 30, 1996:



In thousands                                                             Amount
-----------------------------------------------------------------------------------
Three months or less                                                       $ 2,563
Over three months to six months                                              4,764
Over six months to twelve months                                             3,938
Over twelve months                                                           6,329
                                                                     --------------
                                                                           $17,594
                                                                     ==============

Return on Equity and Assets

                                                                     Years ended September 30,
                                                                     --------------------------------------------------------
                                                                          1996                1995                    1994
-----------------------------------------------------------------------------------------------------------------------------
Return on assets (net income/average total assets)                            0.41%            *                       *
Return on equity (net income/average equity)                                  7.21%            *                       *
Net interest margin                                                           3.25%             3.00%                   2.85%
Equity to assets (average equity/average assets)                              5.63%             5.79%                   6.20%

* As a result of net losses in 1995 and 1994, this information is not meaningful.


Short-Term Borrowings

                                                                     Years ended September 30,
                                                                     --------------------------------------------------------
In thousands, except percentages                                          1996                1995                    1994
-----------------------------------------------------------------------------------------------------------------------------
Other short-term borrowings
  Balance at year end                                                      $ 4,750           $ 9,500                 $ 9,500
  Weighted-average interest rate at year end                                  6.76%             6.76%                   5.58%
  Average amount outstanding during the year                               $ 7,827           $ 6,692                 $ 5,654
  Maximum amount outstanding at any month end                              $10,500           $17,000                 $17,300
  Weighted-average interest rate during the year                              7.01%             6.41%                   5.89%



In the ordinary course of business, short-term borrowings of the Bank consisted primarily of the current portion of fixed-term, fixed-rate advances from the Federal Home Loan Bank.

Item 2.  Properties
The Company conducts all of its operations from leased premises, generally under non-cancelable leases with terms up to 15 years.

Item 3.  Legal Proceedings
The Company has been named as defendant in a number of legal proceedings arising principally from its securities and investment banking business. Some of these actions involve claims by plaintiffs for substantial amounts. While results of litigation cannot be predicted with certainty, in the opinion of management, based on discussion with counsel, the outcome of these matters will not result in a material adverse effect on the financial condition or future results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters The information required by this item is disclosed on page 35 of the 1996 Annual Report to Shareholders in Note 9 of the Notes to Consolidated Financial Statements and on page 43 under the captions "Quarterly Financial Information" and "Shareholder Information". Such information is hereby incorporated by reference.

Item 6.  Selected Financial Data
The information required by this item is disclosed on page 17 of the 1996 Annual Report to Shareholders under the caption "Five Year Financial Summary". Such information is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is disclosed on pages 18 through 25 of the 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such information is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data
The information required by this item is disclosed in the Consolidated Financial Statements and Notes on pages 26 through 41 and under the caption "Quarterly Financial Information" on page 43 of the 1996 Annual Report to Shareholders. Such information is hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with the Company's independent accountants on any accounting or financial disclosure matters.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant
The information required for "Directors" by this item is included under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 30, 1997.

Such information is hereby incorporated by reference.
     The following table sets forth the executive officers of the Company at December 1, 1996. Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.
                                                                      Executive
                                                                      Officer
Name                Age                    Office                     Since
---------------------------------------------------------------------------

Allen Weintraub      61    Chairman and
                             Chief Executive Officer                  1977
Grant W. Kurtz       54    President                                  1985
Murray M. Beach      42    Senior Vice President - Corporate
                             Finance, Advest, Inc.                    1996
Allen G. Botwinick   53    Executive Vice President, Administration
                             and Operations                           1980
George A. Boujoukos  62    Executive Vice President - Capital
                             Markets, Advest, Inc.                    1977
Harry H. Branning    45    Executive Vice President - National Sales
                             Manager, Advest, Inc.                    1994
Lee G. Kuckro        55    Senior Vice President, Secretary
                             and General Counsel                      1978
Martin M. Lilienthal 54    Senior Vice President, Treasurer and
                             Chief Financial Officer                  1977

Item 11.  Executive Compensation
The information required by this item is included under the caption "Remuneration of Directors and Officers" and "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 30, 1997. Such information is hereby incorporated by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
The information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 30, 1997. Such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
The information required by this item is included under the caption "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 30, 1997. Such information is hereby incorporated by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------
                                                        Page Reference
                                                  --------------------------
                                                  Annual Report       10-K
                                                  --------------------------

(a)  1.  Financial Statements
     The Consolidated Financial Statements and The Report of
         Independent Accountants contained in the 1996 Annual
         Report to Shareholders are incorporated herein by reference:
     Consolidated Balance Sheets                    27
     Consolidated Statements of Earnings            26
     Consolidated Statements of Cash Flows          28
     Consolidated Statement of Changes in
        Shareholders' Equity                        29
     Notes to Consolidated Financial Statements     30-41
     Report of Independent Accountants              42

      2.  Financial Statement Schedules
     Report of Independent Accountants on all schedules               23
     Schedule I - Condensed Financial Information of Registrant       24-26
     Schedule II - Valuation and Qualifying Accounts                  27

      3.  Exhibits
     The following is a list of exhibits to this Report on Form 10-K filed herewith or incorporated by reference herein.

                                           Prior Filing(s) to which Reference
Exhibit     Description                    is made, if applicable
-----------------------------------------------------------------------------

3(a)   Restated Certificate of             Exhibit 3(a) of Incorporation
       Incorporation of Registration       Registrant's Report on Form 10-Q for
                                           the quarter ended March 31, 1989

3(b)   By-laws of Registrant, as restated  Exhibit 3(b) to Registrant's Report
       and amended                         on Form 10-Q for the quarter ended
                                           March 31, 1989 and Exhibit
                                           3(a) to Registrant's Report on Form
                                           10-Q for the quarter ended June 30,
                                           1990

4(a)   Shareholder Rights Agreement        Exhibit to Registrant's Report on
       dated as of October 31, 1988        Form 8-k dated November 1, 1988
       between Registrant and The
       Connecticut Bank and Trust
       Company, N.A., as Rights Agent

4(b)   Indenture pertaining to             Exhibit 4(e) to Registrant's
       Registrant's 9% Convertible         Registration Statement on Form S-1,
       Subordinated Debentures             File No. 2-81977

                                           Prior Filing(s) to which Reference
Exhibit     Description                    is made, if applicable
-----------------------------------------------------------------------------

10(a)   Registrant's 1994 Non-Employee     Exhibit A to Registrant's Proxy
        Director Stock Option Plan         Statementdated December 20, 1994

10(b)   Registrant's 1986 Stock            Exhibit 10 to Registrant's Report on
        Option Plan, as amended            Form 10-Q for the quarter ended
                                           March 31, 1987; Exhibit 10(a) to
                                           Registrant's Report on Form 10-Q for
                                           the quarter ended March 31, 1988

10(c)   Registrant's 1993 Stock Option     Exhibit A to Registrant's Proxy
        Plan                               Statement Plan dated December 21,
                                           1993

10(d)   Registrant's 1981 and 1983         Exhibit A to Registrant's Proxy
        Incentive Stock Option Plans       Statements Incentive Stock Option
                                           Plans, dated December 15, 1981 and
                                           December 21, as amended 1983;
                                           Exhibit 10(a) to Registrant's Report
                                           on Form 10-Q for the quarter ended
                                           March 31, 1988

10(e)   Registrant's Deferred              Exhibit 10(f) to Registrant's Report
        Compensation Savings and           on Form 10-K for the fiscal year
        Investment Plan, Amended and       ended September 30, 1989, Exhibit
        Restated as of November 17,        10(j) to Registrant's Report on
        1989, as amended                   Form 10-K for its fiscal year ended
                                           September 30, 1990 and Exhibit 10(b)
                                           of Registrant's Report onForm 10-Q
                                           for the quarter ended December 31,
                                           1992

10(f)   Non-Employee Director Equity       Exhibit 10(b) to Registrant's Report
        Plan                               on Form 10-Q for the quarter ended
                                           June 30, 1996

10(g)   Key Professionals Equity Plan      Exhibit 10(g) to Registrant's Report
                                           on Form 10-Q for the quarter ended
                                           June 30, 1996

10(h)   Forms of Executive Officer         Exhibit 10 to Registrant's Report on
        Restricted Stock and Stock         Form 10-Q for the quarter ended
        Option Agreement for 1995,         December 31, 1994 and Exhibit 10(c)
        1996 (as supplemented)             to Registrant's Report on Form
        and 1997                           10-Q for the quarter ended June 30,
                                           1996 and Exhibit 4.4 to Registrant's
                                           Registration Statement on Form S-8,
                                           File No. 333-17711; and Exhibit
                                           4.5 to Registrant's Registration
                                           Statement on Form S-8, File No. 333-
                                           17711

10(i)   The Advest Thrift Plan of          Exhibit 10(a) to Registrant's Report
        Registrant, effective as of        on Form 10-Q for the quarter ended
        December 31, 1992                  December 31, 1992, as amended and
                                           Exhibit 10(a) to Registrant's Report
                                           on Form 10-Q for the quarter ended
                                           June 30, 1996

                                           Prior Filing(s) to which Reference
Exhibit     Description                    is made, if applicable
-----------------------------------------------------------------------------

10(j)   Registrant's 1990 Top AE           Exhibit 10(i) to Registrant's Report
        Stock Option Plan, effective       on Form 10-K for its fiscal year
        as of October 26, 1990             ended September 30, 1990

10(k)   Registrant's 1991 Top AE           Exhibit 10(k) to Registrant's Report
        Stock Option Plan, effective       on Form 10-K for its fiscal year
        as of November 22, 1991            ended September 30, 1991

10(l)   Registrant's 1992 Top AE           Exhibit 10(c) to Registrant's Report
        Stock Option Plan                  on Form 10-Q for the quarter ended
                                           December 31, 1992

10(m)   Registrant's Account Executive     Exhibit 10(m) to Registrant's Report
        Nonqualified Defined Benefit       on Form 10-K for its fiscal year
        Plan, as amended                   ended September 30, 1993, Exhibit
                                           10(p) to Registrant's Report on
                                           Form 10-K for its fiscal year ended
                                           September 30, 1995 and Exhibit 10(f)
                                           to Registrant's Report on Form 10-Q
                                           for the quarter ended June 30, 1996

10(n)   Registrant's Nonqualified          Exhibit 10(n) to Registrant's Report
        Executive Post-employment          on Form 10-K for its fiscal year
        Income Plan, as amended            ended September 30, 1994and Exhibit
                                           10(e) to Registrant's Report on Form
                                           10-Q for the quarter ended June 30,
                                           1996

10(o)   Registrant's 1995, 1996 and 1997    Exhibit 4.1 to Registrant's
        Equity Plans                        Registration Statement on Form S-8,
                                            File No. 33-56275; Exhibit 4 to
                                            Registrant's Registration Statement
                                            on Form S-8,File No. 333-00797; and
                                            Exhibit 4.3 to Registrant's
                                            Registration Statement on Form S-8,
                                            File No. 333-17711

10(p)   Amended and Restated                Exhibit 10(h) to Registrant's
        Employment Agreement with           Report on Form 10-Q for the quarter
        Chief Executive Officer             ended June 30, 1996

11      Statement Regarding                 Filed Herewith
        Computation of Net Income
        per Common Share

13      Annual Report to Shareholders      Filed Herewith *
        for fiscal year ended
        September 30, 1996

                                           Prior Filing(s) to which Reference
Exhibit     Description                    is made, if applicable
-----------------------------------------------------------------------------

21      Subsidiaries                       Filed Herewith

23      Consent of Independent             Filed Herewith
        Accountants

27      Financial Data Schedule            Selected financial data - for EDGAR
                                           electronic filing only to SEC


* Pursuant to Item 601(b) (13) of Regulation S-K, except for those portions of the Annual Report expressly incorporated by reference and included in Exhibit 13, the Annual Report is not to be deemed filed as part of this filing on Form 10-K.


(b) Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of the year ended September 30, 1996.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE ADVEST GROUP, INC.



                          By  /s/Martin M. Lilienthal         November 21, 1996
                                 Martin M. Lilienthal
                          Senior Vice President and Treasurer
                          (Chief Financial and Principal Accounting Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Chief Executive Officer,
                           Chairman of the Board
                           and Director (Principal
/s/Allen Weintraub         Executive Officer)               November 21, 1996
   Allen Weintraub

                           Senior Vice President and
                           Treasurer (Chief Financial
                           and Principal Accounting
/s/Martin M. Lilienthal    Officer)                         November 21, 1996
   Martin M. Lilienthal


/s/George A. Boujoukos      Director                        November 21, 1996
   George A. Boujoukos


/s/Sanford Cloud, Jr.       Director                        November 21, 1996
   Sanford Cloud, Jr.


/s/Richard G. Dooley        Director                        November 21, 1996
   Richard G. Dooley


/s/William B. Ellis         Director                        November 21, 1996
   William B. Ellis

                                  SIGNATURES


/s/Robert W. Fiondella      Director                        November 21, 1996
   Robert W. Fiondella


/s/Grant W. Kurtz           President and Director          November 21, 1996
   Grant W. Kurtz


                            Vice Chairman of the
/s/Anthony A. LaCroix       Board and Director              November 21, 1996
   Anthony A. LaCroix


/s/Barbara L. Pearce        Director                        November 21, 1996
   Barbara L. Pearce


/s/John A. Powers           Director                        November 21, 1996
   John A. Powers

                       Report of Independent Accountants


The Board of Directors and Shareholders
  of The Advest Group, Inc.:


Our report on the consolidated financial statements of The Advest Group, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 42 of the 1996 Annual Report to Shareholders of The Advest Group, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 17 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                          /s/Coopers & Lybrand L.L.P.


Hartford, Connecticut
October 23, 1996

                                                       Schedule I
                 Condensed Financial Information of Registrant

                            The Advest Group, Inc.
                                (Parent Company)
                           Condensed Balance Sheets


                                               September 30,
---------------------------------------------------------------
In thousands                                  1996        1995
---------------------------------------------------------------
Assets
   Cash                                 $    1,213 $       670
   Investment in subsidiaries,
   Equity method(a)                         94,144      88,766
   Receivables from subsidiaries(a)          5,857       3,038
   Loans                                     9,787      10,922
   Held to maturity securities              11,226       6,363
   Other assets                              9,855      10,997
                                        ----------  ----------

   Total assets                           $132,082    $120,756
                                          ========    ========

Liabilities
   Accounts payable and accrued expenses $  12,241  $    9,657
   Payable to subsidiaries(a)                4,553       6,375
   Borrowings                                5,494       5,240
   Subordinated liabilities                 20,552      20,552
                                        ----------  ----------
   Total liabilities                        42,840      41,824

Shareholders' equity(b)                     89,242      78,932
                                        ----------  ----------
   Total liabilities and
      shareholders' equity                $132,082    $120,756
                                          ========    ========

(a)Eliminated in consolidation.
(b)For an analysis of shareholders' equity and its components, see Registrant's Consolidated Balance Sheets and Statements of Changes in Shareholders' Equity on pages 27 and 29 of the 1996 Annual Report to Shareholders.

                                                       Schedule I
                                                       (Continued)

                            The Advest Group, Inc.
                               (Parent Company)
                       Condensed Statements of Earnings


                                  For the years ended September 30,
                                   --------------------------------
In thousands                          1996      1995      1994
--------------------------------------------------------------------
Revenues
   Gain on sale of investment
    advisory business, net       $     627   $10,092 $     --
   Interest and other income           547       428       284
                                 ---------- ----------  ------
Total revenues                       1,174    10,520       284
                                  ---------  --------  --------

Expenses
   Interest                          2,447     2,452     2,426
   Other                             1,259       807     2,723
                                  -------- ----------   -------
Total expenses                       3,706     3,259     5,149
                                  --------- ---------   -------

Income (loss) before income tax benefit
      and equity in earnings
         of subsidiaries           (2,532)     7,261   (4,865)

Income tax benefit                     459       542     2,787
                                 ---------- ---------   -------

Income (loss) before equity in
   earnings of subsidiaries        (2,073)     7,803   (2,078)

Equity in income (loss)
   of subsidiaries                  13,871   (1,452)     5,131
                                   --------  --------   -------

Net income                         $11,798  $  6,351    $3,053
                                    =======  ========    ======

                              The Advest Group, Inc.
Schedule I
                                 (Parent Company)                  (Continued)
                        Condensed Statements of Cash Flows

                                        For the years ended September 30,
-------------------------------------------------------------------------
In thousands                              1996      1995      1994
-------------------------------------------------------------------------
Operating Activities:
 Net income                            $11,798   $ 6,351   $ 3,053
 Equity in (loss) income
    of subsidiaries                   (13,871)     1,452   (5,131)
 Adjustments to reconcile net income to net cash
  provide by operating activities          429     1,580     3,391
 Gain on sale of investment
    advisory business, net               (627)  (10,092)       --
 Net (increase) decrease in
    operating assets                   (1,335)      (20)        24
 Net increase (decrease) in
    operating liabilities                2,652   (2,103)   (1,365)
                                        -----------------------------
 Net cash used for
    operating activities                 (954)   (2,832)      (28)
                                       ------------------------------

Financing Activities:
 Proceeds from long term borrowing       1,250     1,000       --
 Repayment of short term borrowings      (996)     (798)     (650)
 Employee stock transactions             1,076        62        27
 Repurchase of subordinated debentures     --      (410)     (365)
 Net (decrease) increase in payables
    to subsidiaries                      3,863     3,018     (748)
 Repurchase of common stock            (3,799)   (2,309)   (3,090)
 Other                                   1,101       846       --
                                        -----------------------------
 Net cash provided by (used for)
    financing activities                 2,495     1,409   (4,826)
                                        -----------------------------
Investing Activities:
 Proceeds from maturities of
    held to maturity securities         18,400    12,500    39,000
 Proceeds from investment
    advisory business, net                 788    10,141       --
 Purchase of held to maturity
    securities                        (23,388)  (15,309)       --
 Purchase of available for sale
    securities                            (23)       --        --
 Sales of OREO, net                      2,090       --        --
 Principal collections on loans          1,135       746        10
 Purchases of investment securities        --        --   (44,114)
 Proceeds from sales of investment
    securities                             --        --      8,975
 Acquisition of subsidiaries assets        --    (4,585)       --
 Increase in investments in subsidiaries   --      (152)     (548)
 Loans originated                          --    (1,761)      (56)
 Recovery on write-offs                    --        161        --
                                    ---------------------------------
 Net cash (used for) provided
    by investing activities              (998)     1,741     3,267
                                       -----------------------------
Increase (decrease) in cash                543       318   (1,587)
Cash at beginning of period                670       352     1,939
                                      ------------------------------
Cash at period end                    $  1,213  $    670  $    352
                                        ============================

Supplemental Information:
 Interest paid                         $ 2,447   $ 2,452   $ 2,426
 Income taxes paid                     $10,067   $ 2,273   $ 1,058
 Non-cash transfers (reduction of payable to
  subsidiaries effected in
    the form of dividends)             $ 8,500   $ 3,007   $   --

                                                       Schedule II

                    The Advest Group, Inc. and Subsidiaries
                       Valuation and Qualifying Accounts

                                      Additions    Charge-
                          Balance at charged to       offs   Balance
                           beginning   cost and        and    at end
In thousands               of period   expenses recoveries    period
--------------------------------------------------------------------

For the years ended September 30,

1996
Credit losses:
    Brokerage customers     $   743   $   160 $   (112)   $   791
    Loans                     2,334     1,022     (958)     2,398
Asset devaluation:
    Other real estate owned     718        20     (738)       --
    Other investments/assets  1,250        56       144     1,450
Valuation reserve on
    deferred taxes            1,510       161        --     1,671
                           ---------------------------------------
                            $ 6,555   $ 1,419 $ (1,664)   $ 6,310
                            ======================================

1995
Credit losses:
    Brokerage customers     $   869   $   473 $   (599)   $   743
    Loans                     4,900     5,637   (8,203)     2,334
Asset devaluation:
    Other real estate owned   1,201     4,491   (4,974)       718
    Other investments/assets  2,218     (263)     (705)     1,250
Valuation reserve on
    deferred taxes            1,360       150        --     1,510
                             ---- --------------------------------
                            $10,548   $10,488 $(14,481)   $ 6,555
                             =====================================

1994
Credit losses:
    Brokerage customers   $   1,305    $  265 $   (701)    $  869
    Loans                     5,782     2,499   (3,381)     4,900
    Other                       --          6       (6)       --
Asset devaluation:
    Other real estate owned   2,201       772   (1,772)     1,201
    Other investments/assets  1,383     1,869   (1,034)     2,218
Valuation reserve on
    deferred taxes              575        785        --    1,360
                             -------------------------------------
                            $11,246  $  6,196$  (6,894)   $10,548
                             =====================================

                                   Form 10-K

                                 Exhibit Index



Exhibit   Description

 11       Statement Regarding Computation of Net Income per Common Share

 13 Selected Excerpts from the Annual Report to Shareholders for fiscal year ended September 30, 1996

 21       Subsidiaries

 23       Consent of Coopers & Lybrand L.L.P.

 27 Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC