Form 10-Q
period 1996-12-31
ADVEST GROUP INC
filed 1997-02-14
CIK 319489

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-Q

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  X  SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended       December 31, 1996

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

Common Stock, $.01 par value                      8,409,317 Shares
          Class                      Outstanding at January 31, 1997

                        THE ADVEST GROUP, INC.

                                 INDEX

                                                           Page No.
Part I.  Financial Information
Item 1.   Financial Statements
   Consolidated Balance Sheets
      December 31, 1996 and September 30, 1996             3

   Consolidated Statements of Earnings
      Three Months Ended December 31, 1996 and 1995        4

   Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1996 and 1995        5

   Consolidated Statement of Changes in Shareholders' Equity
          Three Months Ended December 31, 1996             6

   Notes to Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations              8

Part II.  Other Information

Item 1.   Legal Proceedings                                10

Item 2.   Changes in Securities                            10

Item 5.   Other Information                              10-11

Item 6.   Exhibits and Reports on Form 8-K                 11

Signatures                                                 13


 Item 1. Financial Statements



 In thousands, except share and per share amounts           December 31, 1996 September 30, 1996
---------------------------------------------------------------------------------------------
 Assets                                                     (Unaudited)
 Cash and short-term investments
      Cash and cash equivalents                                  $     56,299   $     11,461
      Cash and securities segregated under federal and other           12,240            265
                                                            ---------------------------------
                                                                       68,539         11,726
                                                            ---------------------------------
 Receivables
      Brokerage customers, net                                        440,639        352,434
      Loans, net                                                      195,069        195,288
      Securities borrowed                                             235,894        219,919
      Brokers and dealers                                               6,771          5,394
      Other                                                            13,126         11,212
                                                            ---------------------------------
                                                                      891,499        784,247
                                                            ---------------------------------
 Securities
      Trading, at market value                                         95,287         93,937
      Held to maturity (market values of $22,077 and $22,876           22,231         22,959
      Available for sale, at market value                              13,544         15,127
                                                            ---------------------------------
                                                                      131,062        132,023
                                                            ---------------------------------

 Other assets
      Equipment and leasehold improvements, net                        13,865         14,187
      Other                                                            23,628         22,994
                                                            ---------------------------------
                                                                       37,493         37,181
                                                            ---------------------------------
                                                                  $ 1,128,593       $965,177
                                                            =================================
 Liabilities & shareholders' equity
 Liabilities
      Brokerage customers                                             340,319        282,618
      Deposits                                                        194,316        191,186
      Securities loaned                                               242,361        213,996
      Short-term borrowings                                            59,905         39,301
      Securities sold, not yet purchased, at market value              52,741         47,438
      Compensation and benefits                                        16,538         21,517
      Checks payable                                                   32,412         16,976
      Brokers and dealers                                               8,576          7,634
      Other                                                            17,835         14,973
                                                            ---------------------------------
                                                                      965,003        835,639
      Long-term borrowings                                             50,738         19,744
      Subordinated borrowings                                          20,552         20,552
                                                            ---------------------------------
                                                                    1,036,293        875,935
                                                            ---------------------------------
 Shareholders' equity
      Common stock, par value $.01, authorized 25,000,000 shares,
         issued 10,721,689 and 10,710,289 shares                          107            107
      Paid-in capital                                                  69,203         68,842
      Retained earnings                                                38,046         34,754
      Net unrealized gain (loss) on securities available for             (143)          (223)
      Treasury stock, at cost, 2,338,477 and 2,306,948 share          (14,860)       (14,182)
      Unamortized restricted stock compensation                           (53)           (56)
                                                            ---------------------------------
                                                                       92,300         89,242
                                                            ---------------------------------
                                                                  $ 1,128,593     $  965,177
                                                            =================================

See Notes to Consolidated Financial Statements
                                                     3

                                       The Advest Group, Inc.
                                Consolidated Statements of Earnings
                                            (Unaudited)


                                                        Three Months Ended
                                                             December
(In thousands, except per share amounts)              1996              1995
----------------------------------------------------------------------------------
Revenues
    Commissions                                        $ 28,500          $ 24,939
    Interest                                             14,897            14,174
    Principal transactions                               10,327            10,598
    Investment banking                                    8,703             7,936
    Asset management and administration                   5,718             4,675
    Other                                                 1,733             2,726
                                                 ---------------   ---------------
    Total revenues                                       69,878            65,048
                                                 ---------------   ---------------

Expenses
    Compensation and benefits                            39,244            35,358
    Interest                                              8,002             7,614
    Communications                                        5,235             4,752
    Occupancy and equipment                               4,346             4,782
    Business development                                  1,620             1,146
    Professional                                          1,590             1,229
    Brokerage, clearing and exchange                      1,165               983
    Provision for credit losses and
      asset devaluation                                     173               163
    Other                                                 2,624             3,221
                                                 ---------------   ---------------
     Total Expenses                                      63,999            59,248
                                                 ---------------   ---------------
Income before taxes                                       5,879             5,800

Provision for income taxes                                2,587             2,668
                                                 ---------------   ---------------
Net Income                                             $  3,292          $  3,132
                                                 ===============   ===============

Net income per common and common equivalent shares:
   Primary                                             $   0.38          $   0.36
   Assuming full dilution                              $   0.34          $   0.33

Average common and common equivalent shares outstanding:
   Primary                                                8,643             8,773
   Assuming full dilution                                10,184            10,301

See Notes to Consolidated Financial Statements


                                          The Advest Group,Inc.
                                   Consolidated Statements of Cash Flows
                                               (Unaudited)
                                                                       Three Months Ended December 31,
In thousands                                                           1996                1995
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $  3,292            $  3,132
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       1,985               1,933
        Provision for credit losses and asset devaluation                     173                 163
        Loss on call of debentures                                            608                   0
        Deferred income taxes                                                  44                 813
        Other                                                                 137                  29
   (Increase) decrease in operating assets:
        Receivables from brokerage customers                              (88,229)             (7,642)
        Securities borrowed                                               (15,975)             20,767
        Receivables from brokers and dealers                               (1,377)                130
        Trading securities                                                 (1,350)            (18,655)
        Cash and securities segregated under federal and other re         (11,975)             (5,465)
        Other                                                                 532               2,719
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                57,701              24,452
        Securities loaned                                                  28,365             (18,053)
        Brokers and dealers                                                   942              (3,349)
        Checks payable                                                     15,436               4,922
        Other                                                               2,923              (2,138)
                                                                 -----------------   -----------------
Net cash (used for) provided by operating activities                       (6,768)              3,758
                                                                 -----------------   -----------------
FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                    3,130             (13,221)
     Repayment of short-term borrowings                                    (1,932)               (223)
     Short-term brokerage borrowings, net                                  22,100                   0
     Proceeds from long-term borrowings                                    35,000               1,250
     Repayment of long-term borrowings                                     (3,570)                  0
     Other                                                                   (665)                (43)
                                                                 -----------------   -----------------
Net cash provided by (used for) financing activities                       54,063             (12,237)
                                                                 -----------------   -----------------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                2,254               4,133
      Maturities of available for sale securities                             473                 230
      Maturities of held to maturity securities                             5,715               5,923
      Purchase of available for sale securities                                (1)                (26)
      Purchase of held to maturity securities                              (5,000)             (7,841)
  Loans sold                                                                4,523               9,337
  Sales of OREO, net                                                          436               2,237
  Principal collections on loans                                            4,639              22,072
  Loans originated                                                        (10,734)            (24,475)
  Other                                                                    (4,762)             (2,522)
                                                                 -----------------   -----------------
Net cash (used for) provided by investing activities                       (2,457)              9,068
                                                                 -----------------   -----------------
Increase in cash and cash equivalents                                      44,838                 589
Cash and cash equivalents at beginning of period                           11,461               7,294
                                                                 -----------------   -----------------
Cash and cash equivalents at period end                                  $ 56,299            $  7,883
                                                                 =================   =================
Interest paid                                                            $  7,449            $  6,919
Income taxes paid                                                        $    452            $    502
Non-cash activities:
     Securities available for sale from held to maturity                 $      0            $  9,962
     Securitization of mortgages                                         $  1,052            $  5,163

See Notes to Consolidated Financial Statements.
                                                               5

The Advest Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
    (Unaudited)
                                                                                                            Net unrealized
                                                                                                             gain (loss) on
                                                                                                             securities
                                                                                                             available
                                                                                                                   for
                            $.01 par value                                                      Unamortized      sale,       Total
                              Common stock                                   Treasury stock      restricted        net      Share-
In thousands, except ---------------------   Paid-in   Retained ---------------------------           stock         of    holders'
share and per share         Shares Amount    capital   earnings         Shares       Amount    compensation      taxes      Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance as of
  September
  30, 1996              10,710,289   $107    $68,842    $34,754     (2,306,948)    ($14,182)           ($56)      ($223)   $89,242

Net income                                                3,292                                                              3,292

Exercise of
  Stock Options             11,400      0         31                     3,657            9                                     40

Repurchase of
  common stock                                                        (134,500)      (1,320)                                (1,320)

Sale of treasury
  stock to
  equity plans                                   330                    99,314          633                                    963

Change in unrealized
  gains (losses),
  net of taxes                                                                                                       80         80

Amortization for
  restricted
  stock plans                                                                                             3                      3
                    --------------------------------------------------------------------------------------------------------------
Balance as of
  December
  31, 1996              10,721,689   $107    $69,203    $38,046     (2,338,477)    ($14,860)           ($53)      ($143)   $92,300
                    ==============================================================================================================



See Notes to Consolidated Financial Statements.


        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.  Financial Statements:
     The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All material intercompany accounts and transactions are eliminated. Certain fiscal 1996 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
     The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1996, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:
     The Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and Servicing for Financial Assets and Extinguishments of Liabilities" and SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". As required, the Company will adopt the applicable provisions of SFAS 125 and SFAS 127 in its 1997 and 1998 fiscal years, respectively. The Company has not made a determination as to whether the implementation of SFAS 125 and SFAS 127 will have a material impact on the Company's financial condition or results of operations.

3.  Capital and Regulatory Requirements:
     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At December 31, 1996, Advest's regulatory net capital of $45,474 million was 9.60% of aggregate debit balances and exceeded required net capital by $35,996 million.
     Under state bank regulatory restrictions, Advest Bank (the "Bank") is required to maintain a minimum level of capital and to limit annual dividends to the total of the current and prior two years retained net income. As a result of these restrictions, the Bank with an accumulated deficit at December 31, 1996 is prohibited from declaring dividends. At December 31, 1996, the Bank's leverage capital, risk-based and Tier 1
capital ratios were 6.61%, 10.60% and   9.35%, respectively, which met
all regulatory requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     The Advest Group, Inc. ("AGI"), together with its subsidiaries (the "Company"), The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the economy, interest rates, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next.
     The Company reported net income of $3.3 million ($.38 per share) for the quarter ending December 31, 1996 compared with $3.1 million ($.36 per share) in the prior year, an increase of 5%. Current quarter results included a $.6 million pre-tax charge related to the early retirement of $20.6 million of its convertible debentures; on an after-tax basis that charge reduced net income by $340,000 or $.04 per share. The debentures were retired on January 30, 1997.
     On December 26, 1996, AGI entered into a private placement transaction with three institutional investors: Lincoln Investment Management, Phoenix Home Life and SunAmerica. AGI borrowed $35 million on an unsecured basis and received an investment grade rating. Under the terms of the note, the principal is payable in 5 equal payments with the payments due on December 31, 1999 and on the last day of each December thereafter and are due December 31, 2003. The note bears interest at the rate of 7.95% per annum payable semiannually on the last day of June and December of each year.

Advest, Inc.
     Equity markets closed calendar year 1996 on an upward trend for an unprecedented sixth consecutive year. Investor confidence remained high amid good economic news, low interest rates and moderate inflation. Merger and acquisition and underwriting activities were also at high levels.
     Advest posted pre-tax income of $6.7 million, reflecting a 2% increase from the 1995 quarter and a 97% increase from the September 1996 quarter. Revenues increased 9% to $64.9 million, a record high for the fourth time in the past five quarters. Notable year to year revenue gains were achieved from agency commissions, up 14%, net interest income, up 13%, investment banking, up 9%. Asset management revenues increased 22%, attaining a record high for the seventh consecutive quarter. Other income declined 39%, primarily as a result of an $850,000 gain on the sale of an equity investment in the year earlier quarter.

Advest Bank
     The Bank posted pre-tax income of $300,000 for both the current and prior year's quarters. Revenue from trust business increased 36% and applications for residential mortgages and home equity lines increased 68%. Referrals from Advest's retail branches comprise a substantial portion of the Bank's trust and lending activities. The Bank is deemed a "well-capitalized" bank which substantially lowers its FDIC insurance premiums and enables it to accept deposits without restriction. At December 31, 1996, the Bank's nonperforming assets totaled $2.3 million (1.0% of total Bank assets) compared with $1.7 million (.7% of total Bank assets) in the prior year.
     At December 31, 1996 the Bank's leverage, risk-based and Tier 1 capital ratios were 6.61%, 10.60% and 9.35%, respectively, which met all regulatory requirements. At December 31, 1995, the Bank's total risk-based capital ratio was 9.22% and the Tier 1 ratio was 7.96%, which met all regulatory requirements as well as the requirements of a Memorandum of Understanding (MOU) the Bank was subject to. At December 31, 1995, the Bank's leverage capital ratio was 5.43% which met the regulatory requirements but was below the 6% required by the MOU. Subsequently during fiscal 1996, the Bank satisfied all requirements of the MOU and it was lifted in July 1996.

Results of Operations
              Three Months Ended December 31, 1996 Versus
                 Three Months Ended December 31, 1995

     Total revenues increased $4.8 million (7%) to $69.9 million, a record high, primarily due to higher agency commissions and asset management revenues. Total expenses increased $4.8 million (8%) to $64.0 million, primarily as a result of sales-related compensation and incentives and higher firm payroll. The effective tax rate was 44% in the current quarter compared with 46% last year. The lower rate is related to lower state tax obligations, primarily in Connecticut and Pennsylvania.
     Agency commissions increased $3.6 million (14%) due to the sustained strength of the equity markets. Over-the-counter commissions increased $1.3 million (30%) and listed commissions increased $1.0 million (10%). Year to year gains were also achieved for mutual fund sales, including 12(b)1 fees, up $.8 million (11%) and insurance products, primarily variable annuities, up $.4 million (25%).
     Investment banking revenues increased $.8 million (10%). Sales credits from all underwriting activities increased $1.7 million (52%), led by equity underwriting commissions which increased $.9 million (34%). The balance of the gain primarily related to increased unit trust and municipal bond offerings. Corporate Finance underwriting fees declined $1.3 million (61%) primarily as a result of a substantial conversion fee earned in the year earlier quarter. Merger and acquisition fee income increased $.3 million (19%) in the current quarter.
     Revenue from principal transactions decreased $.3 million (3%). Over-the-counter commissions increased $.3 million (9%) and related trading profits were $.1 million compared with a $.2 million trading loss in the 1995 quarter. These gains were more than offset by declines in fixed income revenues as municipal bond trading profits decreased $.4 million (39%) and commissions on debt securities declined $.5 million (9%).
     Asset management revenues increased $1.0 million (22%) to $5.7 million, a record high. Advest's income increased $.9 million (22%) to $5.2 million, as managed account assets increased 22% from the year earlier period to $2.0 billion. The Bank's revenue increased 50% primarily due to increased trust revenues.
     Other income decreased $1.0 million (36%) due primarily to a $.9 million gain on the prior year sale of an equity investment held by Advest.
     Net interest income was $6.9 million, an increase of $.3 million (5%) from 1995. Advest's net interest rose $.7 million (13%) primarily due to higher trading account inventories, increased income from margin accounts and lower customer free credit balances which were partly offset by increased borrowing costs. The Bank's net interest declined $.5 million (22%) primarily due to a smaller commercial mortgage portfolio, which generates higher spreads than residential mortgages, and a planned reduction in its asset base.
     Compensation costs increased $3.9 million (11%) primarily due to higher sales-related compensation and incentives and higher general payroll primarily related to the hiring of several experienced research, investment banking and trading professionals. Occupancy and equipment costs declined $.4 million (9%) primarily related to lower rent expense at Advest and the Bank and moving expenses in the 1995 quarter all related to the relocation of the Company's corporate offices in January 1996. Communication costs increased $.5 million (10%) primarily related to volume-driven costs of Advest's third party data processor and increased costs related to ongoing upgrades to Advest's Advantage2000 system which supports all retail sales offices as well as back office operations. Other expenses decreased $.6 million (19%) primarily as a result of lower settlement and computer software costs at Advest, lower expenses associated with other real estate owned for AGI and the Bank and lower FDIC insurance premiums of the Bank. Included in other expenses for the current quarter is a $.6 million charge related to the early retirement of the Company's outstanding convertible debentures. See discussion under Liquidity and Capital Resources.

Liquidity and Capital Resources
                 Three Months Ended December 31, 1996

     As previously discussed, in December 1996, AGI issued $35million 7.95% seven year senior notes in an unsecured private placement transaction with three institutional investors. The proceeds of the notes will be used for the early retirement of the $20.6 million outstanding of the Company's 9% convertible subordinated debentures due 2008. AGI recorded a $.6 million charge related to the early retirement during the current quarter; the retirement of the debentures was effective January 30, 1997. In addition to an interest rate savings of more than 100 basis points, the conversion of the debentures eliminates the potential dilution of the Company's common stock by 15%. The balance of the proceeds will be used to consolidate other corporate debt and for general corporate purposes as further described in Part II, Item 5, Other Information.

                      Part II. Other Information

Item 1.  Legal Proceedings

     The Company has been named as defendant in a number of lawsuits arising principally from its securities and investment banking business. Some of these actions involve claims by plaintiffs for substantial amounts. While results of litigation cannot be predicted with certainty, in the opinion of management, based on discussion with counsel, the outcome of these matters will not result in a material adverse effect on the financial condition or future results of operations of the Company.

Item 2.  Changes in Securities
     None

Item 5.  Other Information

Senior Note Placement
On December 27, 1996 the Company privately placed $35,000,000 of its senior notes (the "Senior Notes") to several institutional lenders. The Senior Notes are unsecured, pay interest at the annual rate of 7.95%, and are due December 31, 2003. Pursuant to the Note Purchase Agreement governing the sale of the Senior Notes, the Company made various representations and warranties and entered into covenants concerning its future conduct and operations. The proceeds of the Senior Note placement have been or will be used for the purposes described below and to pay the expenses incurred in that transaction.

Repayment of Bank Indebtedness
As of December 27, 1996 the Company repaid in full its outstanding indebtedness of $4,354,407, including accrued interest and fees, under a loan from a third party bank lender. This indebtedness was incurred pursuant to a Loan and Security Agreement, originally dated as of July 2, 1992, bore interest at 1.25% over prime, and was collateralized by the first mortgage on real estate managed by a subsidiary, as well as a pledge of subsidiary stock. This collateral was released following repayment of this third party indebtedness.

Redemption of 9% Convertible Subordinated Debentures
On January 30, 1997, the Company redeemed in full the $20,298,000 outstanding principal amount of its 9% Convertible Subordinated Debentures Due 2008 (the "Debentures") at a redemption price of 101.2% of the par value of the Debentures, together with accrued interest. Prior to their redemption, the Debentures were convertible at any time into common stock of the Company at $13.57 per share.

Cash Subordination Agreement
As of January 31, 1997, the Company loaned to its subsidiary, Advest, Inc., the sum of $10,000,000. The principal amount of this loan is due on December 31, 2006, with interest payable at a rate of 8% per annum semi-annually, subject to acceleration under certain circumstances. This loan is unsecured and repayment is made subordinate to certain other corporate obligations pursuant to a Cash Subordination Agreement between the Company and Advest, Inc. The purpose of this loan was to increase Advest, Inc.'s regulatory net capital.

Anticipated Repayment of Secured Equipment Note due to GE Capital
Corporation
The Company anticipates that a portion of the proceeds of the Senior Notes will be used on or before April 30, 1997 to repay in full Advest, Inc.'s outstanding secured equipment note of $6,250,000. This note bears interest at the variable rate of the LIBOR rate plus 2.5% per annum and was incurred to increase Advest, Inc.'s regulatory net capital. This non-recourse note is collateralized by furniture and computer equipment and 20% of this loan is further secured by a letter of credit obtained by the Company with a third party bank.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
          Exhibit 10(a) -- Note Purchase Agreement of the Registrant dated as of December 27, 1996 with respect to the Registrant's 7.95% Senior Notes due December 31, 2003
          Exhibit 10(b) -- Cash Subordination Agreement of the
               Registration dated as of January 31, 1997
          Exhibit 11 -- Computation of Net Income Per Share
          Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)

          The interim financial information contained herein has been subjected to a review by Coopers & Lybrand L.L.P., the registrant's Independent Accountants, whose report is included on page 12 of this filing.

     (b) Reports on Form 8-K
          None

                   Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of December 31, 1996, and the related statements of earnings and cash flows for the threemonth period ended December 31, 1996 and 1995, and changes in shareholders' equity for the three-month period ended December 31, 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1996, and the related statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report, dated October 23, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/COOPERS & LYBRAND L.L.P.




Hartford, Connecticut
January 15, 1997

                              Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.

                                         The Advest Group, Inc.
                                                Registrant





Date      February 7, 1997                /s/Allen Weintraub
                                         Allen Weintraub,
                                         Chairman of the Board and
                                         Chief Executive Officer


Date      February 7, 1997                /s/Martin M. Lilienthal
                                         Martin M. Lilienthal,
                                         Senior Vice President and
                                         Chief Financial Officer

                             Exhibit Index


Exhibit        Description
10(a)          Note Purchase Agreement of the Registrant dated as of
                  December 27, 1996 with respect to the Registrant's 7.95% Senior Note due December 31, 2003

10(b)          Cash Subordination Agreement of the Registration
                  dated as of January 31, 1997

 11            Computation of Net Income Per Share

 27            Financial Data Schedule (Selected financial data - for
                  EDGAR electronic transmission only for SEC.)