Form 10-Q
period 1997-03-31
ADVEST GROUP INC
filed 1997-05-09
CIK 319489

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        X      SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended       March 31, 1997

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

Common Stock, $.01 par value                     8,551,764 Shares
          Class                         Outstanding at April 30, 1997

Total of sequentially numbered pages 18
Exhibit index seqential page number 15

                           THE ADVEST GROUP, INC.

                                    INDEX


                                                       Page No.
Part I.  Financial Information

Item 1.   Financial Statements

   Consolidated Balance Sheets
      March 31, 1997 and September 30, 1996                3

   Consolidated Statements of Earnings
      Three and Six Months Ended March 31, 1997 and 1996   4

   Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1997 and 1996             5

   Consolidated Statement of Changes in Shareholders' Equity
      Six Months Ended March 31, 1997                      6

   Notes to Consolidated Financial Statements              7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations              8


Part II.  Other Information

Item 1.   Legal Proceedings                                11

Item 2.   Changes in Securities                            11

Item 4.   Submission of Matters to a Vote of
          Security Holders                                 11

Item 6.   Exhibits and Reports on Form 8-K                 12

Signatures                                                 14

                                                    PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
                                                        The Advest Group, Inc.
                                                     Consolidated Balance Sheets

 In thousands, except share and per share amounts                                 March 31, 1997  September 30, 1996
-----------------------------------------------------------------------------------------------------------------
 Assets                                                                         (Unaudited)
 Cash and short-term investments
      Cash and cash equivalents                                                      $     16,962   $     11,461
      Cash and securities segregated under federal and other regulations                    2,247            265
                                                                                ---------------------------------
                                                                                           19,209         11,726
                                                                                ---------------------------------
 Receivables
      Brokerage customers, net                                                            371,363        352,434
      Loans, net                                                                          192,886        195,288
      Securities borrowed                                                                 235,516        219,919
      Brokers and dealers                                                                   2,666          5,394
      Other                                                                                11,675         11,212
                                                                                ---------------------------------
                                                                                          814,106        784,247
                                                                                ---------------------------------
 Securities
      Trading, at market value                                                             99,129         93,937
      Held to maturity (market values of $15,950 and $22,876)                              16,147         22,959
      Available for sale, at market value                                                  12,958         15,127
                                                                                ---------------------------------
                                                                                          128,234        132,023
                                                                                ---------------------------------

 Other assets
      Equipment and leasehold improvements, net                                            14,940         14,187
      Other                                                                                25,286         22,994
                                                                                ---------------------------------
                                                                                           40,226         37,181
                                                                                ---------------------------------
                                                                                      $ 1,001,775       $965,177
                                                                                =================================
 Liabilities & shareholders' equity
 Liabilities
      Brokerage customers                                                                 323,081        282,618
      Deposits                                                                            181,860        191,186
      Securities loaned                                                                   233,528        213,996
      Short-term borrowings                                                                25,528         39,301
      Securities sold, not yet purchased, at market value                                  38,509         47,438
      Compensation and benefits                                                            17,147         21,517
      Checks payable                                                                       11,175         16,976
      Brokers and dealers                                                                   7,080          7,634
      Other                                                                                17,492         14,973
                                                                                ---------------------------------
                                                                                          855,400        835,639
      Long-term borrowings                                                                 50,716         19,744
      Subordinated borrowings                                                                   0         20,552
                                                                                ---------------------------------
                                                                                          906,116        875,935
                                                                                ---------------------------------
 Shareholders' equity
      Common stock, par value $.01, authorized 25,000,000 shares,
         issued 10,772,404 and 10,710,289 shares                                              108            107
      Paid-in capital                                                                      70,013         68,842
      Retained earnings                                                                    40,961         34,754
      Net unrealized gain (loss) on securities available for sale, net of taxes              (262)          (223)
      Treasury stock, at cost, 2,240,697 and 2,306,948 shares                             (14,622)       (14,182)
      Unamortized restricted stock compensation                                              (539)           (56)
                                                                                ---------------------------------
                                                                                           95,659         89,242
                                                                                ---------------------------------
                                                                                      $ 1,001,775     $  965,177
                                                                                =================================

See Notes to Consolidated Financial Statements

                                          -3-

                                                        The Advest Group, Inc.
                                                 Consolidated Statements of Earnings
                                                             (Unaudited)


                                                        Three Months Ended                   Six Months Ended
                                                             March  31,                         March  31,
(In thousands, except per share amounts)              1997              1996             1997              1996
---------------------------------------------------------------------------------------------------------------------
Revenues
    Commissions                                        $ 29,844          $ 29,067         $ 58,344          $ 54,006
    Interest                                             14,736            13,044           29,632            27,217
    Principal transactions                               10,218             9,567           20,545            20,166
    Investment banking                                    5,281             7,128           13,984            15,064
    Asset management and administration                   6,249             4,806           11,966             9,481
    Other                                                 2,154             2,288            3,889             5,015
                                                 ---------------   ---------------  ---------------   ---------------
    Total revenues                                       68,482            65,900          138,360           130,949
                                                 ---------------   ---------------  ---------------   ---------------

Expenses
    Compensation and benefits                            38,147            36,710           77,391            72,068
    Interest                                              8,202             6,858           16,204            14,471
    Communications                                        5,586             5,072           10,821             9,824
    Occupancy and equipment                               4,433             4,712            8,779             9,495
    Business development                                  1,413             1,371            3,032             2,517
    Professional                                          1,605             1,361            3,195             2,590
    Brokerage, clearing and exchange                      1,174             1,061            2,339             2,044
    Provision for credit losses and
      asset devaluation                                     145               353              317               516
    Other                                                 2,316             2,113            4,943             5,335
                                                 ---------------   ---------------  ---------------   ---------------
     Total Expenses                                      63,021            59,611          127,021           118,860
                                                 ---------------   ---------------  ---------------   ---------------
Income before taxes                                       5,461             6,289           11,339            12,089

Provision for income taxes                                2,289             2,772            4,876             5,440
                                                 ---------------   ---------------  ---------------   ---------------
Net Income                                              $ 3,172           $ 3,517          $ 6,463           $ 6,649
                                                 ===============   ===============  ===============   ===============

Net income per common and common equivalent shares:
   Primary                                              $  0.36           $  0.40          $  0.74           $  0.76
   Assuming full dilution                               $  0.35           $  0.36          $  0.70           $  0.69

Average common and common equivalent shares outstanding:
   Primary                                                8,765             8,745            8,717             8,757
   Assuming full dilution                                 9,153            10,269            9,598            10,284

See Notes to Consolidated Financial Statements

                                           -4-

                                                    The Advest Group,Inc.
                                             Consolidated Statements of Cash Flows
                                                         (Unaudited)
                                                                                Six Months Ended March 31,
In thousands                                                                     1997                1996
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                         $  6,463            $  6,649
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 3,932               3,913
        Provision for credit losses and asset devaluation                               317                 516
        Loss on retirement of debentures                                                608                   0
        Deferred income taxes                                                           (21)              1,657
        Other                                                                           138              (2,206)
   (Increase) decrease in operating assets:
        Receivables from brokerage customers                                        (18,976)            (10,332)
        Securities borrowed                                                         (15,597)            (16,408)
        Receivables from brokers and dealers                                          2,728              (1,119)
        Trading securities                                                           (5,192)            (18,900)
        Cash and securities segregated under federal and other regulations           (1,982)            (17,187)
        Other                                                                        (1,732)                796
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                          40,463              12,836
        Securities loaned                                                            19,532               5,149
        Brokers and dealers                                                            (554)             (5,016)
        Checks payable                                                               (5,801)              8,041
        Other                                                                       (10,550)              8,793
                                                                           -----------------   -----------------
Net cash provided by (used for) operating activities                                 13,776             (22,818)
                                                                           -----------------   -----------------
FINANCING ACTIVITIES
     Net decrease in deposits                                                        (9,326)            (22,114)
     Proceeds from short-term borrowings                                                539                   0
     Repayment of short-term borrowings                                              (1,970)             (2,965)
     Short-term brokerage borrowings, net                                           (12,800)             28,700
     Proceeds from long-term borrowings                                              35,000               1,250
     Repayment of long-term borrowings                                               (3,570)                  0
     Retirement of debentures                                                       (20,545)                  0
     Other                                                                           (1,117)             (1,127)
                                                                           -----------------   -----------------
Net cash (used for) provided by financing activities                                (13,789)              3,744
                                                                           -----------------   -----------------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                          3,818              17,572
      Maturities of available for sale securities                                       898                 634
      Maturities of held to maturity securities                                      11,907              10,861
      Purchase of available for sale securities                                         (27)             (3,017)
      Purchase of held to maturity securities                                        (5,000)            (12,238)
      Investment advisory business, net                                                 160                   0
  Loans sold                                                                         13,808              18,827
  Sales of OREO, net                                                                    515               3,137
  Principal collections on loans                                                     12,695              12,024
  Loans originated                                                                  (27,632)            (23,861)
  Other                                                                              (5,628)             (3,675)
                                                                           -----------------   -----------------
Net cash  provided by investing activities                                            5,514              20,264
                                                                           -----------------   -----------------
Increase in cash and cash equivalents                                                 5,501               1,190
Cash and cash equivalents at beginning of period                                     11,461               7,294
                                                                           -----------------   -----------------
Cash and cash equivalents at period end                                            $ 16,962            $  8,484
                                                                           =================   =================
Interest paid                                                                      $ 15,383            $ 14,529
Income taxes paid                                                                  $  3,576            $  6,192
Non-cash activities:
     Securities available for sale from held to maturity                           $      0            $  9,962
     Securitization of mortgages                                                   $  2,633            $ 12,982

See Notes to Consolidated Financial Statements.

                                         -5-


                                                             The Advest Group,Inc.
                                           Consolidated Statements of Changes in Shareholders' Equity
                                                                  (Unaudited)
                                                                                                        Net unrealized
                                                                                                        gain (loss) on
                                                                                                            securities
                                                                                                             available
                                                                                                                   for
                           $.01 par value                                                       Unamortized      sale,       Total
                             Common stock                                    Treasury stock      restricted        net      Share-
In thousands, except ---------------------   Paid-in   Retained ---------------------------           stock         of    holders'
share and per share         Shares Amount    capital   earnings         Shares       Amount    compensation      taxes      Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 1996    10,710,289   $107    $68,842    $34,754     (2,306,948)    ($14,182)           ($56)      ($223)   $89,242

Net income                                                6,463                                                              6,463

Exercise of
  Stock Options             43,399      1        131                    58,620          180                                    312

Dividends declared
  ($.03 per share)                                         (256)                                                              (256)

Repurchase of
  common stock                                                        (183,200)      (1,835)                                (1,835)

Sale of treasury
  stock to
  equity plans                                   591                   143,302          905                                  1,496

Change in unrealized
  gains (losses),
  net of taxes                                                                                                      (39)       (39)

Conversion of
  subordinated
  debentures
  at $13.57
  per share                 18,716               254                                                                           254

Stock issued under
  restricted stock
  plans, less
  amortization
  of $22                                         195                    47,529          310            (483)                    22
                    ---------------------------------------------------------------------------------------------------------------
Balance as of
  March 31, 1997        10,772,404   $108    $70,013    $40,961     (2,240,697)    ($14,622)          ($539)      ($262)   $95,659
                    ===============================================================================================================

See Notes to Consolidated Financial Statements.
                                              -6-

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Financial Statements:
     The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 1996 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
     The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1996, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:
     The Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and Servicing for Financial Assets and Extinguishments of Liabilities" and SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". As required, the Company adopted SFAS 125 as of January 1, 1997, which did not have a material impact on the Company's financial condition or results of operations. The Company will adopt SFAS 127 in its 1998 fiscal year, as required, and has not made a determination as to whether the implementation will have a material impact on the Company's financial condition or results ofoperations.
     The FASB issued SFAS 128, "Earnings Per Share" and SFAS 129, "Disclosure of Information about Capital Structure" in February 1997. The Company will adopt these pronouncements in its 1998 fiscal year, as required. The Company does not believe the implementation of SFAS 128 and SFAS 129 will have a material impact on the Company's financial condition or results of operations.

3.  Capital and Regulatory Requirements:
     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At March 31, 1997,
                                   -7-

Advest's regulatory net capital of $56.0 million was 13.95% of aggregate debit balances and exceeded required net capital by $48.0 million.
     Under state bank regulatory restrictions, Advest Bank (the "Bank") is required to maintain a minimum level of capital and to limit annual dividends to the total of the current and prior two years retained net income. As a result of these restrictions, the Bank with an accumulated deficit at March 31, 1997 is prohibited from declaring dividends. At March 31, 1997, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 6.81%, 10.76% and 9.51%, respectively, which met all regulatory requirements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the economy, interest rates, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next.
     On January 30, 1997, the Company redeemed $20.3 million outstanding principal amount of its 9% convertible subordinated debentures due 2008. The redemption price was 101.2% of the par value of the debentures, together with accrued interest. A total of 18,716 shares was issued to debenture holders electing to convert $.3 million par value of debentures into the Company's common stock at the conversion price of $13.57. Cash was issued in lieu of fractional shares.
     The Company paid a quarterly dividend of $.03 per share on April 15, 1997 to shareholders of record on March 31, 1997. It represented the first dividend declared by the Company since December 1990. In February 1991, the Company's Board of Directors voted to suspend dividends primarily as a result of losses at Advest Bank.
     The Company reported net income of $3.2 million ($.36 per share) for its second quarter ending March 31, 1997 compared with net income of $3.5 million ($.40 per share) a year ago, a 10% decline. Total revenues increased 4% to $68.5 million and total expenses increased 6% to $63.0 million.

Advest, Inc.
     The Dow achieved a record high 7085 on March 11,1997, but subsequently lost momentum and closed the quarter at 6583, up 17% and 2%, respectively, from the prior year and quarter, but down 7% from its high. The other major equity indices experienced similar volatility due to various factors including concerns of additional interest rate hikes by the Fed and anticipated first quarter earnings reports of corporate issuers.
     Advest posted pre-tax income of $5.9 million compared with $6.8 million last year, a 13% decline. Total revenues increased 6% to $63.8 million, with year-to-year gains posted in all areas, except investment banking. Agency commissions increased 3% to $29.9 million, second only to the June 1996 quarter. Asset management revenues increased 30% to $5.6 million, a record level for the eighth consecutive quarter. Investment banking revenues declined 25% to $5.3 million, primarily related to a $1.1 million gain on the exercise of warrants in the prior year as well as lower current quarter merger and acquisition fees.

Advest Bank
     Advest Bank was profitable for a sixth consecutive quarter, remains in full compliance with all capital and regulatory requirements and is deemed a "well-capitalized" bank. The Bank posted pre-tax earnings of $.1 million compared with $.3 million a year ago. Current quarter earnings were negatively impacted by interest income reversals on $2.2 million in commercial loans classified as impaired during the quarter as well as carrying costs related to other real estate owned ("OREO") and the mark-to-market adjustment on mortgages available for sale related to higher interest rates.
     During the quarter, the Office of Thrift Supervision approved the Bank's application to convert from a state savings bank charter to a federal savings bank charter. The conversion will enable the Bank to offer trust and residential lending services in all fifty states. Concurrent with the charter conversion, which became effective April 15, 1997, the Bank has been renamed Advest Bank and Trust Company.

Results of Operations
                  Three Months Ended March 31, 1997 Versus
                      Three Months Ended March 31, 1996

     Net revenues, total revenues less interest expense, were $60.3 million, an increase of $1.2 million (2%). Expenses, excluding interest, increased $2.1 million (4%) to $54.8 million, primarily related to higher firm payroll and sales-related compensation at Advest. The effective tax rate was 42% in the current quarter (annualized at 43%) compared with 44 % last year. The lower rate is related to lower state tax obligations, primarily in Connecticut.
     Agency commissions increased $.8 million (3%) overall, led by a $.8 million (18%) increase in over-the-counter issues and a $.6 million (5%) increase in listed securities. Year-to-year declines of $.3 million (3%) and $.3 million (15%), respectively, were posted for mutual fund sales, including distribution fees, and insurance products.
     Investment banking revenues declined $1.8 million (26%) with most of the decline attributable to a $1.1 gain on the exercise of warrants in the prior year. During the current quarter, corporate finance earned $1.0 million in underwriting and private placement fees, a $.7 million (187%) increase from the prior year. Unit trust commissions increased $.3 million (40%). Merger and acquisition revenues declined $1.8 million (90%) to $.2 million.
     Revenue from principal transactions increased $.7 million (7%) to $10.2 million. Corporate and municipal bond trading profits increased $1.0 million, collectively. Commissions on debt securities declined $.7 million (14%). Commissions on equities increased $.6 million (15%) while related trading losses were $.2 million.
     Asset management revenues increased $1.4 million (30%) to $6.2 million. Advest's income increased $1.3 million (30%) primarily as a result of a 24% year-to-year increase in fee-based assets (to $2.1 billion at March 31, 1997) and higher service fees.
     Net interest income increased 6% to $6.5 million. Advest's net interest gained $.5 million (10%), primarily due to significantly higher average margin debits, partly offset by increased bank borrowing and reduced interest spreads. The Bank's net interest income declined $.4 million (17%) primarily due to current quarter interest income reversals as previously discussed.
     Compensation costs increased $1.4 million (4%) primarily due to higher general payroll, including personnel additions in research, investment banking and trading associated with the Company's investment excellence initiative. Communications costs increased $.5 million (10%), primarily related to sales volume-driven increases in clearing costs by Advest's third party data processor as well as higher service bureau and phone costs. Professional fees increased $.2 million (18%) primarily related to personnel agency fees associated with recruiting.

                   Six Months Ended March 31, 1997 Versus
                       Six Months Ended March 31, 1996

     Net revenues increased $5.7 million (5%) to $122.2 million. Year-to-date principal transactions, asset management and net interest revenues are consistent with the March quarter analysis.
     Agency commissions increased $4.3 million (8%), led by over-the-counter commissions, up $2.1 million (23%), and listed commissions up $1.8 million
(8%). Mutual fund commissions, including distributions fees, increased $.5 million (3%).
     Investment banking revenues declined $1.1 million (7%) to $14.0 million. Underwriting commissions increased across the board, led by equities, up $1.1 million (31%) unit trusts, up $.6 million (44%) and municipal bonds, up $.2 million (28%). Corporate finance underwriting fees declined $.9 million
(39%) primarily as a result of a substantial conversion fee in the prior year. Consulting and valuation fees increased $.4 million (75%) while merger and acquisition fees declined $1.5 million (42%). Prior year revenues also include a $1.1 million gain on the exercise of warrants.
     Other income decreased $1.1 million (22%) to $3.9 million primarily due to a $.9 million prior year gain on the sale of an equity investment held by Advest and a $.2 million current year decline in gains on sales of residential mortgages.
     Net expenses increased $6.4 million (6%) to $110.8. Compensation costs increased $5.3 million (7%) primarily as a result of increased general payroll, higher volume-related compensation and incentives and recruiting incentives. Communications costs increased $1.0 million (10%) primarily related to sales volume-driven increases in clearing costs by Advest's third party data processor as well as higher service bureau and phone costs. Professional fees increased $.6 million (23%) due to increased personnel agency fees and consulting costs. Occupancy and equipment costs decreased $.7 million (8%) primarily due to a primarily to a $1.0 million prior year cost related to an early lease termination. This decline was partly offset by higher current year equipment rental and depreciation costs associated with ongoing firm-wide hardware and software upgrades. Other expenses declined $.4 million (7%) primarily due to lower settlement expenses at Advest and lower OREO costs and FDIC premiums at the Bank. These declines were partly offset by a $.6 million current year charge related to the retirement of the Company's convertible debentures.

                       Liquidity and Capital Resources
                       Six Months Ended March 31, 1997

     In December 1996, AGI issued $35 million 7.95% seven year senior notes in an unsecured private placement transaction with three institutional investors. During the current quarter, as previously discussed, the Company disbursed $20.3 million to retire its outstanding convertible debentures. The conversion of the debentures eliminates the potential dilution of the Company's common stock by 15%. During the first quarter, the Company repaid its full outstanding indebtedness of $4.4 million, including accrued interest and fees, under a loan from a third party bank.
     During the current quarter, AGI loaned Advest $10.0 million at a rate of 8% per annum, utilizing proceeds of its $35.0 million subordinated borrowing. The loan is unsecured and subordinated to certain other corporate obligations. The purpose of the loan was to increase

Advest's regulatory net capital. On April 1, 1997, Advest repaid in full an outstanding secured equipment note in the amount of $6.3 million to an unrelated third party lender.
     As previously discussed, the Company paid a quarterly dividend of $.03 per share on April 15, 1997 to shareholders of record on March 31, 1997. The total amount paid was $.3 million.
     Payables to brokerage customers increased $40.5 million (14%) contributing substantially to the pay down of $13.8 million (35%) of short-term borrowings and the financing of a $18.9 million (5%) increase in margin debits.
     There have been no other material changes to the Company's liquidity or capital resources since September 30, 1996.


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

Item 2.  Changes in Securities

     During the current quarter the Company collectively assigned
47,529 shares of its common stock as compensation to an employee under an Employment Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company commenced solicitation of proxies on December 24, 1996 in connection with its Annual Meeting held on January 30, 1997. The solicitation was performed in accordance with Section 14 of the Securities and Exchange Act of 1934 and the rules thereunder. There was no solicitation in opposition to management's solicitation. A total of 8,294,420 shares were represented at the meeting out of the total of 8,392,396 issued and outstanding as of the December 10, 1996 record date for the meeting.
     At the Annual Meeting, the reelection as directors of Sanford Cloud, Jr., Grant W. Kurtz, Barbara L. Pearce and Allen Weintraub to serve for three year terms expiring in 2000 was considered. All such nominees were reelected to the Board of Directors. The nominees received the following votes:

                              In Favor
                    ---------------------------------------------------
Nominee                  In Person  By Proxy    Total       Withheld

Sanford Cloud, Jr.            0    7,825,617  7,825,617     468,803
Grant W. Kurtz                0    7,819,446  7,819,446     474,974
Barbara L. Pearce             0    7,803,976  7,803,976     490,444
Allen Weintraub               0    7,815,628  7,815,628     478,792

     The terms of office of the following continuing directors expire in 1998: George A. Boujoukos, Anthony A. LaCroix, Corine T. Norgaard. The terms of office of the following continuing directors expire in 1999: Richard G. Dooley, Robert W. Fiondella, and John A. Powers.
     No other matters were voted upon at the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          Exhibit 11 -- Computation of Net Income Per Share
          Exhibit 27 -- Financial Data Schedule (Selected financial data-for
                        EDGAR electronic filing only to SEC)

          The interim financial information contained herein has been subjected to a review by Coopers & Lybrand L.L.P., the registrant's Independent Accountants, whose report is included on page 13 of this filing.

    (b) Reports on Form 8-K
          None

                      Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying balance sheet of The Advest
Group, Inc. and subsidiaries as of March 31, 1997, and the related statements of earnings for the three-month and six-month periods ended March 31, 1997 and 1996, and cash flows for the six-month periods ended March 31, 1997 and 1996, and changes in shareholders' equity for the six-month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

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




Hartford, Connecticut
April 16, 1997

                                 Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                           The Advest Group, Inc.
                                             Registrant


Date      May 9, 1997                        /s/ Allen Weintraub
                                                Allen Weintraub,
                                           Chairman of the Board and
                                            Chief Executive Officer


Date      May 9, 1997                        /s/ Martin M. Lilienthal
                                               Martin M. Lilienthal,
                                            Senior Vice President and
                                             Chief Financial Officer

                                Exhibit Index


 Exhibit       Description

    11         Computation of Net Income Per Share

    27 Financial Data Schedule (Selected financial data - for EDGAR electronic transmission only for SEC.)