Form 10-Q
period 1997-06-30
ADVEST GROUP INC
filed 1997-08-13
CIK 319489

              				SECURITIES AND EXCHANGE COMMISSION
		  			                WASHINGTON, DC  20549
                     		----------------------

                       						FORM 10-Q

(Mark One)
		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        X   	SECURITIES EXCHANGE ACT OF 1934

		For the quarter ended       June 30, 1997

		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the transition period from           to
		Commission File Number:      1-8408

			          THE ADVEST GROUP, INC.
		(Exact name of registrant as specified in its charter)

         Delaware                                             06-0950444
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

      90 State House Square
      Hartford, Connecticut                                       06103
Address of principal executive offices)                         (Zip Code)

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

Common Stock, $.01 par value                          8,604,783 Shares
        Class                                    Outstanding at July 31, 1997

                      					THE ADVEST GROUP, INC.

                            						INDEX


                                             											    Page No.
Part I.  Financial Information

Item 1.   Financial Statements

	Condensed Consolidated Balance Sheets
		June 30, 1997 and September 30, 1996				                      3

	Condensed Consolidated Statements of Earnings
		Three and Nine Months Ended June 30, 1997 and 1996		          4

	Condensed Consolidated Statements of Cash Flows
		Nine Months Ended June 30, 1997 and 1996				                  5

	Notes to Consolidated Financial Statements				                 6

Item 2.   Management's Discussion and Analysis of Financial
		Condition and Results of Operations                          	8


Part II.  Other Information

Item 1.   Legal Proceedings								                            11

Item 2.   Changes in Securities							                         11

Item 4.   Submission of Matters to a Vote of Security Holders	 11

Item 6.   Exhibits and Reports on Form 8-K					                11

Signatures											                                          13

                                              Part I. Financial Information
 Item 1. Financial Statements
                                                  The Advest Group, Inc.
                                          Condensed Consolidated Balance Sheets

 In thousands, except share and per share amounts                                  June 30, 1997   September 30, 1996
-----------------------------------------------------------------------------------------------------------------------
 Assets                                                                          (Unaudited)
 Cash and short-term investments
      Cash and cash equivalents                                                        $     8,119        $     11,461
      Cash and securities segregated under federal and other regulations                       264                 265
                                                                                 --------------------------------------
                                                                                             8,383              11,726
                                                                                 --------------------------------------
 Receivables
      Brokerage customers, net                                                             402,555             352,434
      Loans, net                                                                           196,489             195,288
      Securities borrowed                                                                  200,208             219,919
      Brokers and dealers                                                                    7,714               5,394
      Other                                                                                 12,632              11,212
                                                                                 --------------------------------------
                                                                                           819,598             784,247
                                                                                 --------------------------------------
 Securities
      Trading, at market value                                                              97,797              93,937
      Held to maturity (market values of $21,184 and $22,876)                               21,325              22,959
      Available for sale, at market value                                                   12,721              15,127
                                                                                 --------------------------------------
                                                                                           131,843             132,023
                                                                                 --------------------------------------

 Other assets
      Equipment and leasehold improvements, net                                             14,710              14,187
      Other                                                                                 24,733              22,994
                                                                                 --------------------------------------
                                                                                            39,443              37,181
                                                                                 --------------------------------------
                                                                                         $ 999,267            $965,177
                                                                                 ======================================
 Liabilities & shareholders' equity
 Liabilities
      Brokerage customers                                                                  317,057             282,618
      Deposits                                                                             173,968             191,186
      Securities loaned                                                                    205,800             213,996
      Short-term borrowings                                                                 52,292              39,301
      Securities sold, not yet purchased, at market value                                   44,135              47,438
      Compensation and benefits                                                             21,045              21,517
      Checks payable                                                                        17,416              16,976
      Brokers and dealers                                                                    5,788               7,634
      Other                                                                                 15,215              14,973
                                                                                 --------------------------------------
                                                                                           852,716             835,639
      Long-term borrowings                                                                  47,134              19,744
      Subordinated borrowings                                                                    0              20,552
                                                                                 --------------------------------------
                                                                                           899,850             875,935
                                                                                 --------------------------------------
 Shareholders' equity
      Common stock, par value $.01, authorized 25,000,000 shares,
         issued 10,796,404 and 10,710,289 shares                                               108                 107
      Paid-in capital                                                                       70,413              68,842
      Retained earnings                                                                     44,066              34,754
      Net unrealized loss on securities available for sale, net of taxes                      (139)               (223)
      Treasury stock, at cost, 2,207,564 and 2,306,948 shares                              (14,468)            (14,182)
      Unamortized restricted stock compensation                                               (563)                (56)
                                                                                 --------------------------------------
                                                                                            99,417              89,242
                                                                                 --------------------------------------
                                                                                         $ 999,267          $  965,177
                                                                                 ======================================

See Notes to Consolidated Financial Statements
                                                      3

                                           The Advest Group, Inc.
                                Condensed Consolidated Statements of Earnings
                                                (Unaudited)


                                                    Three Months Ended         Nine Months Ended
                                                         June 30,                   June 30,
In thousands, except per share amounts              1997          1996         1997          1996
-----------------------------------------------------------------------------------------------------
Revenues
    Commissions                                    $ 29,659      $ 30,247     $ 88,003      $ 84,253
    Interest                                         14,778        14,046       44,410        41,263
    Principal transactions                           11,044         9,404       31,589        29,570
    Investment banking                                9,293         7,357       23,277        22,421
    Asset management and administration               6,457         5,246       18,423        14,727
    Gain on sale of investment
       advisory business                                 57           627           57           627
    Other                                             1,453         1,685        5,342         6,700
                                                 -----------   -----------  -----------   -----------
    Total revenues                                   72,741        68,612      211,101       199,561
                                                 -----------   -----------  -----------   -----------

Expenses
    Compensation and benefits                        41,086        39,593      118,478       111,661
    Interest                                          8,032         7,515       24,236        21,987
    Communications                                    6,100         5,199       16,921        15,023
    Occupancy and equipment                           4,573         3,913       13,352        13,408
    Business development                              1,565         1,799        4,597         4,316
    Professional                                      1,423         1,430        4,618         4,020
    Brokerage, clearing and exchange                  1,195         1,085        3,534         3,129
    Provision for credit losses and
       asset devaluation                                191           708          509         1,224
    Other                                             2,677         1,761        7,618         7,095
                                                 -----------   -----------  -----------   -----------
     Total expenses                                  66,842        63,003      193,863       181,863
                                                 -----------   -----------  -----------   -----------
Income before taxes                                   5,899         5,609       17,238        17,698

Provision for income taxes                            2,536         2,524        7,412         7,964
                                                 -----------   -----------  -----------   -----------
Net income                                          $ 3,363       $ 3,085      $ 9,826       $ 9,734
                                                 ===========   ===========  ===========   ===========

Net income per common and common equivalent shares:
   Primary                                          $  0.38       $  0.35      $  1.12       $  1.11
   Assuming full dilution                           $  0.37       $  0.32      $  1.07       $  1.01

 Cash dividend per common share                     $  0.03       $     -      $  0.06       $     -

Average common and common equivalent shares outstanding:
   Primary                                            8,951         8,758        8,797         8,763
   Assuming full dilution                             9,052        10,275        9,454        10,287

See Notes to Consolidated Financial Statements
                                                  4

                                               The Advest Group,Inc.
                                   Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                                                Nine Months Ended June 30,
In thousands                                                                        1997          1996
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                         $  9,826       $  9,734
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 5,907          5,864
        Provision for credit losses and asset devaluation                               509          1,224
        Gain on sale of investment advisory business                                    (57)          (627)
        Loss on retirement of debentures                                                608             -
        Deferred income taxes                                                            45          2,426
        Other                                                                           442         (1,735)
   (Increase) decrease in operating assets:
        Receivables from brokerage customers                                        (50,191)       (55,324)
        Securities borrowed                                                          19,711        (73,901)
        Receivables from brokers and dealers                                         (2,320)        (1,562)
        Trading securities                                                           (3,860)       (46,218)
        Cash and securities segregated under federal and other regulations                1         31,015
        Other                                                                        (2,107)         1,434
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                          34,439        (23,757)
        Securities loaned                                                            (8,196)        59,284
        Brokers and dealers                                                          (1,846)        (6,197)
        Checks payable                                                                  440         13,685
        Other                                                                        (3,386)        33,539
                                                                                ------------   ------------
Net cash used for operating activities                                                  (35)       (51,116)
                                                                                ------------   ------------
FINANCING ACTIVITIES
     Net decrease in deposits                                                       (17,218)       (32,618)
     Proceeds from short-term borrowings                                             24,717             -
     Repayment of short-term borrowings                                             (17,766)        (5,208)
     Short-term brokerage borrowings, net                                             5,500         62,145
     Proceeds from long-term borrowings                                              37,750          4,250
     Repayment of long-term borrowings                                               (9,820)            -
     Retirement of debentures                                                       (20,545)            -
     Other                                                                             (909)          (942)
                                                                                ------------   ------------
Net cash provided by financing activities                                             1,709         27,627
                                                                                ------------   ------------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                          3,818         19,080
      Maturities of available for sale securities                                     1,389          1,191
      Maturities of held to maturity securities                                      18,651         17,436
      Purchases of available for sale securities                                        (91)        (3,068)
      Purchases of held to maturity securities                                      (17,000)       (18,986)
      Sale of Investment advisory businesses, net                                       160            656
      Loans sold                                                                     20,694         45,637
      Sales of OREO, net                                                                716          3,395
      Principal collections on loans                                                 29,279         17,002
      Loans originated                                                              (55,270)       (41,758)
      Other                                                                          (7,362)        (5,714)
                                                                                ------------   ------------
Net cash (used for) provided by investing activities                                 (5,016)        34,871
                                                                                ------------   ------------
(Decrease) increase in cash and cash equivalents                                     (3,342)        11,382
Cash and cash equivalents at beginning of period                                     11,461          7,294
                                                                                ------------   ------------
Cash and cash equivalents at period end                                            $  8,119       $ 18,676
                                                                                ============   ============
Interest paid                                                                      $ 24,136       $ 21,310
Income taxes paid                                                                  $  5,554       $  7,243
Non-cash activities:
     Securities available for sale from held to maturity                           $     -        $  9,962
     Securitization of mortgages                                                   $  2,633       $ 17,398

See Notes to Consolidated Financial Statements.
                                                          5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  Financial Statements:
   	The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer and Advest Bank and Trust (the "Bank"), a federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management.
   	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 1996 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
   	The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1996, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:

Derivatives
    Advest uses derivatives (exclusively exchange-traded options and financial futures contracts) solely to manage the risk associated with its municipal and corporate bond trading inventories. Derivative transactions are entered into when inventory levels exceed pre-determined thresholds specified in Advest's hedging policy, which was developed and is reviewed at least annually by the chief executive officer of the Company. Derivatives are considered off-balance sheet instruments because their notional amounts are not recorded on the balance sheet, however, the fair values of Advest's futures contracts, which are based on quoted market prices, are reflected in the consolidated balance sheet within trading securities and the changes therein are reflected in the operating activities section of the consolidated statement of cash flows. Futures contracts are marked to market daily. Unrealized gains and losses and realized gains and losses from the termination or sale of the futures contracts are reflected in revenue from principal transactions.
   	The Bank enters into interest rate swap and cap contracts as part of its interest rate risk management strategy. Such instruments are held for purposes other than trading. These swaps and caps are intended to maintain a targeted level of net interest margin between the return on the Bank's interest earning assets and the cost of funds. Interest rate swaps involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. The Bank accrues interest expense based on a fixed contract rate and accrues interest income based on a floating rate, which floating rate is reset according to the contract index (usually tied to 3-month LIBOR), and settled quarterly. Interest rate cap contracts provide that, in exchange for the payment of an initial premium, the Bank will receive payments from the counterparty in the event that interest rates rise above a predetermined level (the "strike rate"). The Bank amortizes the premium monthly over the term of the cap contract as interest expense, and accrues interest income when the reset of the contract rate (usually tied to 3-month LIBOR) exceeds the strike rate, settled quarterly.
   	Interest income and interest expense arising from interest rate swap and cap contracts are recorded as components of accrued interest in the consolidated balance sheet , as components of cash flows from operating activities in the consolidated statement of cash flows, and as components of interest expense in the consolidated statement of earnings. In the unlikely event of perceived inability of a counterparty to meet the terms of a contract, the Bank would record interest income on a cash basis. Unamortized premiums paid on cap contracts are recorded as a component of deposits in the consolidated balance sheet, with amortization of such premiums reflected as a component of cash flows from operating activities in the consolidated statement of cash flows and as a component of interest expense in the consolidated statement of earnings.

New Accounting Pronouncements
   	The Financial Accounting Standards Board ("FASB") has issued Statements of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and
Servicing for Financial Assets and Extinguishments of Liabilities" and SFAS
127, "Deferral of the Effective Date of Certain Provisions of FASB Statement
No. 125". As required, the Company adopted SFAS 125 as of January 1, 1997, which did not have a material impact on the Company's financial condition or results of operations. The Company will adopt SFAS 127 in its 1998 fiscal year, as required, and has not made a determination as to whether the implementation will have a material impact on the Company's financial condition or results of operations.
	   The FASB issued SFAS 128, "Earnings Per Share" and SFAS 129, "Disclosure
of Information about Capital Structure" in February 1997. The Company will adopt these pronouncements in its 1998 fiscal year, as required. The implementation of SFAS 128 and SFAS 129 will not have a material impact on the
Company's financial condition or results of operations.
	   The FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131,
"Disclosures about Segments of an Enterprise and Related Information" in June
The Company will adopt these pronouncements in its 1999 fiscal year, as required. The Company is reviewing the provisions of both statements and has not yet been determined whether implementation of SFAS 130 and SFAS 131 will have a material impact on the Company's financial condition or results of operations.

3.  Capital and Regulatory Requirements:
   	Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At June 30, 1997, Advest's regulatory net capital of $52.1 million was 11.61% of aggregate debit balances and exceeded required net capital by $43.1 million.
   	Under state bank regulatory restrictions, the Bank is required to maintain a minimum level of capital and to limit annual dividends to the total of the current and prior two years retained net income. As a result of these restrictions, the Bank with an accumulated deficit at June 30, 1997 is prohibited from declaring dividends. At June 30, 1997, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 6.94%, 10.03% and 8.77%, respectively, which met all regulatory requirements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
   	The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the economy, interest rates, the political climate and investor sentiment.
Consequently, revenues and operating results can vary significantly from one reporting period to the next.
	   The Company paid quarterly dividends of $.03 per share on April 15, 1997 and July 15, 1997. Previously, the Company had not paid a dividend since
December 1990.
   	The Company reported net income of $3.4 million ($.38 per share) for its third quarter ending June 30, 1997 compared with net income of $3.1 million
($.35 per share) a year ago, a 9% increase. Total revenues for the quarter increased 6% to a record high $72.7 million and total expenses increased 6% to
$66.8 million. At June 30, 1997, book value per share was $11.58.

Advest, Inc.
   	An equity market correction seemed imminent early in the June quarter as investors responded negatively to a 0.25% hike in the fed funds rate the last week of March. The markets rebounded several weeks into the quarter as investor sentiment shifted in the wake of good economic news and strong earnings reports of corporate issuers. The major equity indices achieved record highs during the quarter which also contributed to a late quarter underwriting surge.
	   Advest's pre-tax income was $6.3 million compared with $5.5 million last year, a 15% increase. Total revenues increased 8% to $67.8 million, a record high. Investment banking revenues were $9.3 million, a 26% year-to-year gain and the highest level in firm history. Corporate Finance completed five merger and acquisition transactions totaling more than $120 million and participated in four underwritings raising over $128 million for clients. Public Finance sole or co-managed 17 deals raising in excess of $2 billion. Asset management revenues increased 20% to $5.8 million, a record high for the ninth consecutive quarter.

Advest Bank and Trust
	   The Bank was profitable for a seventh consecutive quarter, remains in full compliance with all capital and regulatory requirements and is deemed a "well-capitalized" bank. The Bank posted pre-tax earnings of $.1 million for both the current and year earlier quarters.
	   At June 30, 1997, the Bank's nonperforming assets ("NPAs") were $5.5 million (2.5% of total bank assets) compared with $3.2 million (1.4% of total bank assets) a year ago. Total assets were $216.5 million, a decline of 8% from $235.3 million last year. Earning assets were 95.6% of total assets compared with 96.8% last year.

Results of Operations
                 Three Months Ended June 30, 1997 Versus
                    Three Months Ended June 30, 1996

   	Net revenues, total revenues less interest expense, were $64.7 million, an increase of $3.6 million (6%). Current and prior year revenues include $.1 million and $.6 million of gains, respectively, from the fiscal 1995 sale of the Company's six taxable Advantage Family Funds which sales agreement called for additional payments contingent on net assets and future fund sales. Current quarter expenses, excluding interest, increased $3.3 million (6%) to $58.8 million, primarily related to higher firm payroll and sales-related compensation at Advest. The effective tax rate was 43% in the current quarter compared with 45% last year. The lower rate is related to lower state tax obligations, primarily in Connecticut.
	   Agency commissions declined $.6 million (2%) to $29.7 million. A 22%
year-to-year gain in June substantially offset declines in April and May, reflecting the quarter end rally in the equity markets. Commissions on over-
the-counter issues declined $1.0 million (16%) while listed securities increased $.5 million (5%) in the current quarter.
	   Investment banking revenues increased $1.9 million (26%), led by a $1.2 million (107%) increase in merger and acquisition fees and a $.8 million (251%)
increase in consulting and valuation fees.
	   Revenue from principal transactions increased $1.6 million (17%) to $11.0 million, primarily as a result of Nasdaq trading profits of $.2 million in the current quarter compared with a loss of $1.3 million last year. Trading profits for municipal and corporate bonds improved $.6 million and $.5 million, respectively. Commissions on equities declined $.8 million (16%) and commissions on debt securities declined $.2 million (4%).
	   Asset management revenues increased $1.2 million (23%) to $6.5 million.
Advest's income increased $1.0 million (20%) primarily as a result of a $.8 million 26% increase in managed account fees.
   	Net interest income increased 3% to $6.7 million. Advest's net interest gained $.5 million (10%), primarily due to increased margin debits and trading securities, partly offset by increased bank borrowing and reduced interest spreads. The Bank's net interest income declined $.3 million (15%) due primarily to a smaller asset base and a year-to-year increase in NPAs. In addition, the Bank's cost of funds is higher due to a declining deposit base with a concurrent trend towards higher cost deposits, such as CDs, as a well as increased advances from the Federal Home Loan Bank resulting from the lower deposit base.
	   Other income declined $.2 million primarily due to lower Nasdaq execution fees resulting from SEC order entry rule changes implemented earlier this year and a decline in sales of residential mortgages at the Bank.
	   Compensation costs increased $1.5 million (4%) primarily due to higher general payroll and related taxes. Communications costs increased $.9 million
(17%), primarily related to sales volume-driven increases in clearing costs and postage as well as higher service bureau, news service and other charges related to firm-wide technology and software upgrades. Occupancy and equipment costs increased $.7 million (17%) due to higher rent as well as increased depreciation and service agreement costs related to technology upgrades. The provision for credit losses and asset devaluation declined $.5 million (73%)
primarily due to a $.4 million decline in provisions at the Bank. Other expenses increased $.9 million (52%) primarily as a result of increased computer software costs, licenses and fees, error account and settlement expenses at Advest and higher OREO costs at the Bank.

                   Nine Months Ended June 30, 1997 Versus
                      Nine Months Ended June 30, 1996

   	Net revenues increased $9.3 million (5%) to $186.9 million. Year-to-date asset management and net interest revenues are consistent with the June quarter analysis. Net expenses increased $9.8 million (6%) to $169.6 million. Year-to-
date compensation and communication costs and the provision for credit losses and asset devaluation are consistent with the June quarter discussion.
   	Agency commissions increased $3.8 million (4%), led by listed securities, up $2.4 million (6%), and over-the-counter commissions, up $1.1 million (7%).
	   Revenue from principal transactions increased $2.0 million (7%) to $31.6 million. Over-the-counter and corporate bond trading results improved from losses of $1.5 million and $.1 million, respectively, to profits of $.2 million and $1.2 million, respectively. Municipal trading profits increased $.5 million
(38%). Trading gains were partly offset by a decline $1.4 million (9%) in bond commissions, reflective of the robust equity markets.
	   Investment banking revenues increased $.9 million (4%), as the 26%
current quarter gain more than offset a decline through the first half of the fiscal year. Equity and unit trust underwriting commissions each increased $.8 million, up 12% and 43%, respectively. Consulting and valuation fees increased
$1.1 million (144%). Corporate finance underwriting fees declined $.6 million
(21%) primarily as a result of a substantial conversion fee in the prior year.
Prior year revenues also include a $1.1 million gain on the exercise of warrants.
   	Other income decreased $1.4 million (20%) to $5.3 million primarily due to a $.9 million prior year gain on the sale of an equity investment held by
Advest, lower Nasdaq execution fee income and decline in gains on sales of residential mortgages at the Bank.
   	Professional fees increased $.6 million (15%) due to increased personnel agency fees and consulting costs. Occupancy and equipment costs were substantially unchanged from 1996 to 1997, however, the 1996 period included a
$1.0 million cost related to an early lease termination. Ongoing occupancy and equipment costs increased due to higher rent as well as increased depreciation and service agreement costs related to technology upgrades. Other expenses increased $.5 million primarily due to a $.6 million current year charge related to the retirement of the Company's convertible debentures.

                     Liquidity and Capital Resources
                     Nine Months Ended June 30, 1997

   	In December 1996, AGI issued $35 million 7.95% seven year senior notes in an unsecured private placement transaction with three institutional investors.
In December 1996, the Company repaid its full outstanding indebtedness of $4.4 million, including accrued interest and fees, under a loan from a third party bank. On January 30, 1997, the Company redeemed $20.3 million outstanding principal amount of its 9% convertible subordinated debentures due 2008. The redemption price was 101.2% of the par value of the debentures, together with accrued interest. A total of 18,716 shares was issued to debenture holders electing to convert $.3 million par value of debentures into the Company's common stock at the conversion price of $13.57. Cash was issued in lieu of fractional shares. The conversion of the debentures eliminates the potential dilution of the Company's common stock by 15%.
	   During the March 1997 quarter, AGI loaned Advest $10.0 million at a rate of 8% per annum, utilizing proceeds of its $35.0 million subordinated borrowing. The loan is unsecured and subordinated to certain other corporate obligations. The purpose of the loan was to increase

Advest's regulatory net capital. On April 1, 1997, Advest repaid in full an outstanding secured equipment note in the amount of $6.3 million to an unrelated third party lender.
   	The Company paid quarterly dividends of $.03 per share on April 15, 1997 and July 15, 1997. The total amount paid was $.6 million.
	   Advest's payables to brokerage customers increased $34.4 million (12%) and together with a $5.5 million (16%) increase in short-term borrowings and the $10 million subordinated loan from AGI financed the $50.1 million (14%) increase in margin debits.
   	There have been no other material changes to the Company's liquidity or capital resources since September 30, 1996.


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

Item 2.  Changes in Securities

   	During the current quarter the Company assigned 4,618 shares of its common stock as compensation to employees under separate Employment Agreements.

Item 4.  Submission of Matters to a Vote of Security Holders

   	As described in the Company's Report on Form 10-Q for the quarter ended March 31, 1997, at the Company's Annual Meeting held on January 30, 1997, Sanford Cloud, Jr., Grant W. Kurtz, Barbara L. Pearce and Allen Weintraub were reelected as directors to serve for three year terms expiring in 2000. The following corrects the information as to continuing directors set out in that Form 10-Q. The terms of office of the following continuing directors expire in 1998: George A. Boujoukos, William B. Ellis, Anthony A. LaCroix. The terms of office of the following continuing directors expire in 1999: Richard G. Dooley, Robert W. Fiondella and John A. Powers.

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

   (b) Reports on Form 8-K
       	None

                      Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended June 30, 1997 and 1996, and cash flows for the nine-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




Hartford, Connecticut
July 16, 1997

                                    Signatures


   	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                           								   The Advest Group, Inc.
									                                   Registrant




Date   August 8, 1997         				     /s/ Allen Weintraub
							                                  Allen Weintraub,
						                             	 Chairman of the Board and
							                               Chief Executive Officer



Date   August 8, 1997        				     /s/ Martin M. Lilienthal
							                                 Martin M. Lilienthal,
					                             		  Senior Vice President and
 						                            	   Chief Financial Officer

                                 Exhibit Index


 Exhibit  	Description 						                                  	Page

    11    	Computation of Net Income Per Share	              			15-16

    27    	Financial Data Schedule (Selected financial data
        		 - for EDGAR electronic transmission only for SEC.)  	  17