Form 10-K
period 1997-09-30
ADVEST GROUP INC
filed 1997-12-11
CIK 319489

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                  Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the fiscal year ended September 30, 1997
                                     Or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.
                For the transition period from            to
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

The aggregate market value of voting stock held by non-affiliates of the Registrant was $184,116,101 as of December 1, 1997.

On December 1, 1997 the Registrant has outstanding 8,680,332 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

Parts I, II and IV incorporate information by reference from the Registrant's 1997 Annual Report to Shareholders. Part III incorporates information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on January 29, 1998.

Total number of sequentialy numbered pages 104
Exhibit index sequetial page number page 28

                                   Part I
Item 1.  Business

General Development of Business
(1) The Advest Group, Inc. ("AGI"), a Delaware corporation, is a financial services holding company engaged, with its operating subsidiaries (collectively the "Company"), in securities brokerage, trading, investment banking, residential lending, asset management, trust and other financial services. It is organized under the laws of Delaware and commenced operations on January 1, 1977. AGI is successor to a partnership which resulted from mergers of five New York Stock Exchange, Inc. ("NYSE") member firms organized between 1898 and 1919. The Company's broker/dealer subsidiary, Advest, Inc. ("Advest"), was organized to succeed the business of the partnership, effective January 1, 1977. Since that date, a number of other operating subsidiaries in the brokerage and financial services industries have been established or acquired.
     In addition to Advest, operating subsidiaries include Advest Bank and Trust Company (the "Bank"), a federal savings bank; Boston Security Counsellors, Inc. ("BSC"), an investment management company; and Billings & Company, Inc. ("Billings"), a real estate services company. Material acquisitions and dispositions by the Company during the past four years follow.
     During fiscal 1994, Lyons, Zomback & Ostrowski, Inc., a financial consulting company specializing in the banking industry and a subsidiary of AGI, was merged into the corporate finance division of Advest as the Financial Institutions Group (the "FIG"). The FIG unit serves as an advisor to small and medium-sized community banks.
     During fiscal 1995, the Company sold the investment advisory business related to its proprietary mutual funds in three separate transactions. The total gain from all sales was $10.1 million and is reported separately on the Consolidated Statement of Earnings. Additional consideration of $.1 and $.6 million was received in fiscal 1997 and 1996, respectively, under the terms of one of the sales agreements.
     In October 1996, the Company formed The Hannah Consulting Group ("HCG"), an investment management subsidiary. HCG is located in Boston, MA and its employees provide investment management services primarily to pension plans.
     In October 1997, Advest acquired Ironwood Capital Ltd. ("Ironwood"), a private investment bank that originates and distributes private placements of taxable fixed income securities. Ironwood and its twelve employees became the Corporate Fixed Income Group of Advest's Investment Banking Division.
The Company issued 137,060 shares of its common stock in conjunction with the acquisition which will be accounted for as a pooling of interests. Due to the immaterial effect on the Company's consolidated financial position, results of operations and cash flows, operating results of Ironwood will be included prospectively in the Company's consolidated financial statements.

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

Northeast and Midwest regions and also services institutional accounts throughout the country. During fiscal 1997, Advest opened 3 new sales offices
- in Norwell, MA, New Canaan, CT and Garden City, NY. At September 30, 1997, Advest had sales locations, including satellite offices, and account executives in 16 states and the District of Columbia as follows:
                                                            Number of
                                               Number of   Investment
        State                                  Locations   Executives
---------------------------------------------------------------------
        Connecticut                                    9           72
        District of Columbia                           1           11
        Florida                                        7           59
        Illinois                                       1            4
        Kentucky                                       3           15
        Maine                                          5           21
        Maryland                                       1            5
        Massachusetts                                  8           52
        Missouri                                       1           11
        New Hampshire                                  3            7
        New Jersey                                     4           24
        New York                                      16          117
        Ohio                                          12           60
        Pennsylvania                                  12           53
        Rhode Island                                   1           11
        Vermont                                        1            3
        Virginia                                       4           13
                                                     ---          ---
                                                      89          538
                                                     ===          ===

     Advest is a member of all major securities exchanges in the United States, the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). In addition, Advest is registered with the Commodity Futures Trading Commission ("CFTC") as a commodity trading advisor and a futures commission merchant and clears all option transactions through an independent third party broker.
     The Bank opened for business in 1984 as a state-chartered savings bank. Effective April 15, 1997, the Bank converted to a federal savings bank, and ceased to be a state-chartered bank. As a federal savings bank, the Bank is regulated by the Office of Thrift Supervision ("OTS"), but its deposits continue to be insured under the Bank Insurance Fund of the FDIC. This regulatory and charter change enables the Bank to provide residential lending and trust services in all 50 states. The Bank's headquarters is located at 90 State House Square, Hartford, Connecticut 06103. The Bank closed its sole retail branch located in Hartford, CT during the current fiscal year, subsequent to its conversion to a federal charter which does not require it to have a branch office. The Bank has representative offices in Springfield, Massachusetts and Columbus, Ohio for trust and mortgage origination, respectively, as well as two trust offices opened during fiscal 1997 in New Canaan, CT and Pittsburgh, PA. All representative offices share office space with Advest retail offices. The Bank's principal business activities consist of soliciting and servicing fiduciary and retirement plan trust business and conducting a broad range of mortgage banking services, primarily to clients of Advest. The Bank also provides residential first mortgage and home equity lending funded by customer deposits, together with funds from capital and other borrowings. In recent years, the total assets of the Bank have declined as part of a planned reduction in its asset base. The Bank's loan portfolio includes single and multi-family residential mortgages, consumer loans and commercial mortgages. The Bank has expanded its residential mortgage lending production in recent years, and places excess volume not retained in portfolio with investors, principally federal agencies and major private mortgage conduits. Investments include government and agency obligations and mortgage-backed securities. The Bank does not currently have a material source of deposits other than those obtained through Advest. Deposits in the Bank are insured by the Bank Insurance Fund of the FDIC, subject to applicable limits.
     In fiscal 1991, the OTS approved requests by AGI and the Bank for the Bank to be deemed a "savings association" by virtue of its meeting the test for a qualified thrift lender and for AGI, as the sole shareholder of a "savings association", to be treated as a unitary thrift holding company. In order to retain its status as a "savings association" the Bank must continue to satisfy the "qualified thrift lender" test. This test generally requires that an institution maintain a minimum of 65% of its assets in residential real estate and related investments. At September 30, 1997, 86.7% of the Bank's portfolio consisted of such assets.

(3) The Company's principal executive offices are located at 90 State House Square, Hartford, Connecticut, 06103 (telephone number (860) 509-1000).
     At September 30, 1997, the Company employed 1,631 persons. The Company considers its compensation and employee benefits, which include medical, life and disability insurance, and a 401(k) defined contribution plan, to be competitive with those offered by other securities firms. None of the Company's employees is covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory. However, there is considerable competition for experienced financial services professionals, particularly investment executives, and periodically the Company may experience the loss of valued professionals.

Financial Information about Industry Segments
The information required by this item is disclosed on page 45 of the 1997 Annual Report to Shareholders in Note 19 of Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.

Narrative Description of Business
(1)  Revenues
The principal sources of revenue for the last five years are disclosed on page 18 of the 1997 Annual Report to Shareholders under the caption "Five Year Financial Summary". A discussion of the components of services provided and related compensation follows.

Agency Commissions
     Listed   Advest acts as an agent for its customers in the purchase and sale of securities on the major securities exchanges. Commissions generated by these customers represent a large portion of the Company's revenue.
     Mutual Funds   Advest executes purchases and redemptions of shares for
its clients in many diverse mutual funds.
     Nasdaq   In executing customers' orders in the Nasdaq market, Advest generally acts as agent with another firm which is a market maker in the securities being purchased or sold. The market price executed represents the best inter-dealer market price available.
     Insurance   Advest acts as agent for several life insurance companies
and sells life insurance and tax-advantaged annuities to its brokerage clients. A principal objective of Advest's insurance department is to assist account executives in protecting the assets of high net worth individuals and businesses. The department provides customized advice and recommends appropriate products to meet unique individual, professional or business needs.
     Options - Advest also effects for its customers the purchase and sale of put and call options traded on all major stock exchanges.
     Other - Other commissions include commissions from commodity trading, international stocks and bonds, certificates of deposit and income from correspondent brokers.

Principal Transactions
Revenue from principal transactions includes realized and unrealized gains and losses on trading positions of Advest and related sales credits as well as realized gains and losses on available for sale securities of the Bank. The Company does not actively participate in the high yield securities market. Advest manages the risk associated with its corporate and municipal bond trading securities by entering into derivative transactions, primarily exchange-traded financial futures contracts, when certain inventory levels are reached. Derivative positions are generally not material and are marked-to-market daily.
     Advest actively engages in trading as principal in various phases of the over-the-counter securities business and acts as principal to facilitate the execution of customers' orders. Advest buys, sells and maintains an inventory of a security in order to "make a market" in that security. As of September 30, 1997, Advest made dealer markets in the common stock or other equity securities of approximately 151 corporations. Advest also actively engages in trading municipal and corporate bonds and unit investment trusts.

Investment Banking
Advest manages and participates as an underwriter of corporate, municipal and government securities, mutual funds and private placement offerings. Its Syndicate Department is responsible for Advest's participation in underwritings managed by Advest and other firms. The Corporate Finance and Public Finance Departments are responsible for offerings managed or co-managed by Advest.
     Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, under the Securities Act of 1933, other laws and court decisions with respect to underwriters' liability and limitation on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Furthermore, underwriting commitments constitute a charge against net capital and Advest's underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital Rule 15c3-1 of the SEC.
     Advest also provides merger and acquisition advisory services, appraisals and related services. Generally, the Company does not engage in bridge financing activities.

Asset Management and Administration
Advest provides money management services to its brokerage customers through its Investment Management Department ("IMD"). IMD provides various services to brokerage clients including client profiling, asset allocation, manager selection, due diligence and performance measurement. Recommended portfolio managers include managers in the proprietary Advest Managed Portfolio Services as well as managers not affiliated with the Company. Revenue is generated from fees and/or commissions. At September 30, 1997, IMD had approximately $2.7 billion of assets under management.
     BSC, an investment advisor, services private clients and was investment advisor to the
                                     -5-

Company's proprietary mutual funds, until their sale in fiscal 1995. HCG, an investment management firm acquired by the Company in the current year, provides consulting services primarily to pension funds. Other services include retirement plan administration, securities custody and safekeeping.
     The Advest Reserve Cash Account ("ARCA") enables brokerage clients to participate in an integrated financial services program. ARCA clients have access to their assets through unlimited checkwriting and a VISA debit card issued by a major third party bank as well as on-request loans collateralized by margined securities. Direct deposit is available to ARCA accounts who can select among several automatic investment options for idle cash balances, including an FDIC-insured money market account with the Bank and five money market mutual funds. Other services offered to all clients include retirement plan servicing, securities custody and asset safekeeping.
     The Bank, through its Trust Division, provides fiduciary, trustee and custody services to individuals, corporate retirement plans, financial institutions and other entities. The Bank primarily acquires trust and custody accounts through Advest's retail sales force.

Advest Bank and Trust Company Net Interest Income
Net interest income is the excess of the interest income and loan fee income over interest expense. The Bank derives interest income from loans extended for the purposes of residential, commercial and consumer credit. Funds not used in lending are invested primarily in money market instruments and short and adjustable rate mortgage-backed securities. The Bank's loans and investments are funded by interest-bearing deposits, by debt (primarily advances from the Federal Home Loan Bank of Boston), and by the Bank's equity capital. The Bank's interest and loan fee income has historically exceeded the interest expense of funding and has produced positive net interest income.
     The Bank is subject to interest rate risk to the degree that the Bank's interest-bearing liabilities reprice or mature more rapidly, and in greater volume, as is the case currently, than its interest-earning assets (see Distribution of assets, liabilities and shareholder's equity, interest rates and interest differentials as disclosed on page 10 of this filing and in Notes 15 and 16 of Notes to Consolidated Financial Statements on pages 43 and 44 in the 1997 Annual Report to Shareholders. Such information is hereby incorporated by reference).

Interest Income and Customer Financing
Advest's customers' transactions in securities are effected on either a cash or margin basis. In a margin account, the customer pays less than the full cost of a security purchased and the broker/dealer makes a loan for the balance of the purchase price which is secured by the securities purchased, or other securities owned by the investor. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the firm's internal policies which in some instances are more stringent than Regulation T or NYSE requirements. Currently, in most transactions, Regulation T requires that the amount loaned to a customer for a particular purchase not exceed 50% of the purchase price of a security, so that initially the customer's equity in the purchase exceeds the NYSE's rules. A member firm is required to have the customer deposit cash or additional securities so that the loan to the customer for which marginable equity securities are pledged as collateral is no greater than 75% of the value of the securities in the account.
     Interest is charged on the amount borrowed to finance customers' margin transactions. The rate of interest charged customers is based primarily on the brokers' call rate (the charge on bank loans to brokers secured by firm and customers' securities), to which an additional amount is added up to 2.75%. The amount of this interest surcharge is dependent on the average net margin balance and the dollar amount of commissions charged on account transactions during the month.
     Customer credit balances, retained earnings, cash received from stock loan activities, and short-term borrowings are the primary source for financing customer margin accounts.

Other Income
Other income includes execution fees, exchange and other marketing credits, transfer and service fees, gains on sales of mortgages by the Bank in secondary markets and investment gains and losses.

Research
Through the combined resources of its in-house research staff and correspondent research provided by three leading outside research firms, Advest provides its brokerage clients with a full range of research services. These include corporate data, financial analysis, identification of emerging trends and objective recommendations. In-house analysts specialize in health care, regional banking, insurance, technology and consumer products and services. Correspondent research provides information and recommendations on approximately 3,000 domestic and international equities in over 60 industries in 30 countries.
(2)  Competition
All aspects of the business of the Company are highly competitive. Advest competes with numerous regional and national broker/dealers and other entities, many of which have greater financial resources than the Company. Because of the variety of financial services offered by the Company and the various types of entities that provide such services (including other brokers, banks, insurance companies and retail merchandise outlets), it is not possible to estimate the number of companies that compete with the Company for investor assets. Advest competes with other firms on the basis of transaction prices, quality of service, product availability and locations. With respect to price, service and product, the Company believes it is competitively well-positioned; it is impossible to predict, however, the effect of the broader distribution locales offered by competing entities or the lower costs which may be offered by certain discount brokers. In addition, there is competition for investment professionals among the large number of companies now in the financial services field.
     The mortgage banking environment that the Bank operates within is highly competitive. The Bank competes with mortgage companies, banks, savings banks, savings and loans, credit unions, finance companies and other financial intermediaries for conventional and home equity residential loans. The market for qualifying conventional loans is defined and dominated by federal agencies such as Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), who effectively act as the market makers and are the dominant investors. This market is also highly sensitive to the level and volatility of interest rates, which effects the volume of business being conducted.
     The Bank in soliciting trust business encounters significant competition from trust companies, savings banks, savings and loans, insurance companies, broker/dealers, investment firms, mutual funds, and law firms in attracting trust accounts, particularly fiduciary relationships.
     In attracting deposits, the Bank faces strong competition from numerous savings banks, savings and loan associations, commercial banks, broker/dealers, credit unions, insurance companies, investment firms and mutual funds with offices located primarily in its primary market area. The Bank also faces significant competition for investors' funds from short-term money market funds and other corporate and government securities.
     The Bank's deposit base is substantially derived from Advest's brokerage clients. A portion of these deposits, primarily certificates of deposits, are acquired on a fee basis and are considered

 "brokered" under FDIC rules. The Bank does not possess branch operations with which it may attract significant additional retail deposits other than those obtained through Advest. Pursuant to the terms of federal banking regulations concerning brokered deposits, the Bank at September 30, 1997 was deemed to be a "well capitalized" bank and as such was not subject to restrictions regarding brokered deposits. Prior to September 30, 1996, the Bank was deemed to be an "adequately capitalized bank", and as such was limited as to the maximum interest rates it could offer on its brokered deposit products to rates which did not exceed (1) the rate paid on deposits of similar maturity in the Bank's normal market area for deposits accepted or
(2) the "national rate" paid on deposits of comparable maturity for deposits accepted outside the Bank's normal market area. The Bank had $61.4 million of brokered deposits as of September 30, 1997.
(3)  Regulation
The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker/dealers has been delegated to self-regulatory authorities, principally the NASD, the CFTC and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker/dealers in accordance with the rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities commissions in those states in which they do business.
     Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trading practices among broker/dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker/dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker/dealers.
     The Company's investment advisory subsidiaries, BSC and HCG, are also subject to extensive Federal and state regulations by the SEC and state securities commissions.
     Advest is required by Federal law to belong to the SIPC. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases coverage which provides an additional $24.5 million of coverage per customer for securities held in customers' accounts.
     As a federal savings bank whose deposits are insured by the FDIC, subject to applicable limits, the Bank is subject to extensive regulation and supervision by both the OTS and the FDIC. The Bank is also subject to various regulatory requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") applicable to FDIC insured financial institutions. This governmental regulation is primarily intended to protect depositors, rather than shareholders, and concerns, among other matters, capital requirements, safety and soundness, permissible investments, community reinvestment and credit discrimination. AGI, for the purpose of ownership of the Bank, is a unitary savings and loan holding company, and is subject to limited regulation and certain reporting requirements by the OTS.
     The Bank posted pre-tax income of $.7 million and $1.1 million, respectively, for fiscal 1997 and 1996 after posting losses in each of the previous six fiscal years. In July 1991, the Bank entered into a Memorandum of Understanding ("MOU") with its regulators to address certain concerns arising out of an examination of the Bank. In February 1993, the Bank entered into a new MOU with its regulators with terms similar to the original MOU. During 1996, the Bank achieved compliance with all requirements of the MOU and, in July 1996, the MOU was lifted.
     Refer to pages 19 through 27 of the 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and on page 36 in Note 5 and on page 41 in Note 12 of the Notes to Consolidated Financial Statements for a further description of capital and regulatory considerations concerning the Bank. Such information is hereby incorporated by reference.
     Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, various state legislatures and governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject financial institutions to increased regulation, disclosure and reporting requirements. The Bank is not restricted by federal bank regulations from the declaration of dividends. No dividends were declared in 1997. (For further discussion concerning dividend restriction applicable to the Bank refer to page 41 of the 1997 Annual Report to Shareholders in Note 12 of Notes to Consolidated Financial Statements. Such information is hereby incorporated by reference.) It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to what extent the business of the Bank may be affected.
     Federal banking regulations define five categories of capital adequacy for all insured depository institutions, including categories that would prompt supervisory actions. These categories include "well capitalized" (with total risk based capital of greater than 10% of risk adjusted assets, Tier 1 capital of greater than 6% of risk adjusted assets and leverage capital of greater than 5% of assets), "adequately capitalized" (greater than 8%, 5% and 4% respectively), "undercapitalized" (less than 8%, less than 4% and less than 4%, respectively), "significantly undercapitalized" (less than 6%, 3% and 3%, respectively) and "critically undercapitalized" (tangible capital of less than 2% of total assets.) In addition, an institution may not be categorized as "well capitalized" if it is subject to a regulatory order. Financial institutions classified as one of the three undercapitalized categories are subject to progressively more restrictive limitations on activities and may be subject to orders to increase capital and to cease certain activities and practices. A "critically undercapitalized" institution, among other additional restrictions, may, under certain conditions, be placed in a receivership or a conservatorship. Holding Company guarantees apply if an insured institution is classified "undercapitalized". Such holding company guarantees include guarantee of compliance with banking rules, regulations and laws and the improvement of the bank, including limited capital support. As previously disclosed, the Bank, meets the criteria to be classified "well capitalized" bank as of September 30, 1997.
(4)  Disclosure Requirements for Nonbank Holding Companies
Article 9 of Regulation S-X and Industry Guide 3 specify financial statement and certain disclosure requirements for bank holding companies. SEC Staff Accounting Bulletin No. 69 ("SAB 69") details the view of the SEC staff concerning the applicability of Article 9 and Industry Guide 3 to registrants which are not bank holding companies. The bulletin concludes that a nonbank holding company registrant engaged in similar lending and deposit activities should provide certain disclosures relevant to an understanding of the Registrant's operations. In accordance with SAB 69, the Company, a nonbank holding company, makes the following disclosures regarding the Bank.

Distribution of Assets, Liabilities and Shareholder's Equity; Interest Rates and Interest Differentials

The following table presents for the periods indicated (I) average assets, liabilities and shareholder's equity, (II) interest income and expense, (III) average yields on interest-earning assets and average rates incurred on interest-bearing liabilities, (IV) the net interest spread and (V) net interest margin on interest- earning assets.
Yields and rates are computed on a tax equivalent basis at tax rates of 34% for each of the three years ended September 30, 1997. Average balances are calculated predominately on a daily basis.

                                                       1997                        1996                        1995
                                           ------------------------------------------------------------------------------------
                                                     Interest  Average           Interest  Average           Interest  Average
                                            Average   Income/  Yields/  Average   Income/  Yields/  Average   Income/  Yields/
(In thousands)                              Balance   Expense   Rates   Balance   Expense   Rates   Balance   Expense   Rates
-------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets
  CD's, time deposits, federal funds
    and other short-term investments        $  5,674   $  313     5.52% $  8,132   $  436     5.36% $  6,294  $   366     5.82%
  Investment securities:      (1)
    U.S. government and agency obligations       905       54     5.96%      541       32     5.91%    2,107      151     7.17%
    Other                                        500       39     7.80%      606       40     6.60%      703       47     6.69%
    Mortgage-backed securities                18,265    1,186     6.49%   21,815    1,378     6.32%   35,321    2,044     5.79%
    FHLB stock                                 2,272      145     6.38%    2,233      145     6.49%    2,129      157     7.37%
  Loans (net of unearned income)      (2)    184,619   13,867     7.51%  206,680   16,040     7.76%  258,011   19,975     7.74%
                                           ------------------------------------------------------------------------------------
      Total interest-earning assets          212,235   15,604     7.35%  240,007   18,071     7.53%  304,565   22,740     7.47%
                                           ------------------------------------------------------------------------------------
Noninterest-earning assets
  Cash and cash equivalents                      817                         874                         960
  Property and equipment                         742                         683                         692
  Interest receivable                          1,151                       1,593                       2,339
  OREO and other assets                        2,654                       5,856                      16,839
                                           ----------                  ----------                  ----------
    Total noninterest-earning assets           5,364                       9,006                      20,830
                                           ----------                  ----------                  ----------
                                            $217,599                    $249,013                    $325,395
                                           ==========                  ==========                  ==========
Liabilities and shareholder's equity

Interest-bearing liabilities
  Total deposits      (3)                   $182,739   $7,619     4.17% $215,117   $8,974     4.17% $275,962  $11,370     4.12%
  FHLB advances                               18,240    1,175     6.44%   14,364    1,005     7.00%   23,965    1,605     6.70%
                                           ------------------------------------------------------------------------------------
    Total interest-bearing liabilities       200,979    8,794     4.38%  229,481    9,979     4.35%  299,927   12,975     4.33%
                                           ------------------------------------------------------------------------------------
Noninterest-bearing liabilities
  Accrued interest payable                       739                       1,023                       1,251
  Other liabilities                              887                       4,004                       5,138
  Accrued expenses                               257                         474                         232
                                           ----------                  ----------                  ----------
    Total noninterest-bearing liabilities      1,883                       5,501                       6,621
                                           ----------                  ----------                  ----------
Shareholder's equity                          14,737                      14,031                      18,847
                                           ----------                  ----------                  ----------
                                            $217,599                    $249,013                    $325,395
                                           ==========                  ==========                  ==========
Net interest income (tax equivalent basis)             $6,810                      $8,092                     $ 9,765
                                                     =========                   =========                   =========
Net interest spread (tax equivalent basis)                        2.98%                       3.18%                       3.14%
                                                              =========                   =========                   =========
Net interest income as a percentage of
   interest-earning assets (tax equivalent basis)                 3.21%                       3.37%                       3.21%
                                                              =========                   =========                   =========

      (1)  Securities available for sale are included in investment securities.
      (2)  Nonaccrual loans at year end are included in the total loan portfolio.
      (3)  Includes net cost of interest rate swaps and caps.


                                                     -10-

Analysis of Changes in Interest Income and Interest Expense

The following table presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates for the periods indicated. Changes not due solely to either a change in volume or a change in rate have been allocated based on the respective percentage changes in average balances and average rates. The table is presented on a tax equivalent basis at tax rates of 34% for fiscal years 1997 and 1996.

                                                                 1997 vs. 1996                           1996 vs. 1995
                                                      Increase (decrease) due to change in    Increase (decrease) due to change in
(In thousands)                                              Volume     Rate       Total             Volume     Rate    Total
------------------------------------------------------------------------------------------------------------------------------------
Interest income
  CD's, time deposits, federal funds
    and other short-term investments                        $(  132)   $     9    $(  123)          $   112  $(  42)  $    70
  Investment securities:      (1)
    US government and agency obligations                         21          1         22              (120)      1      (119)
    Other                                                        (7)         6         (1)               (6)     (1)       (7)
    Mortgage-backed securities                                 (225)        33       (192)             (883)    217      (666)
    FHLB stock                                                    3         (3)         0                50     (62)      (12)
  Loans (net of unearned income)      (2)                    (1,677)      (496)    (2,173)           (3,978)     43    (3,935)
                                                          --------------------------------        ----------------------------
      Total interest income                                  (2,017)      (450)    (2,467)           (4,825)    156    (4,669)
                                                          --------------------------------        ----------------------------
Interest expense
  Total deposits      (3)                                    (1,350)        (5)    (1,355)           (2,634)    238    (2,396)
  FHLB advances                                                 269        (99)       170              (420)   (180)     (600)
                                                          --------------------------------        ----------------------------
      Total interest expense                                 (1,081)      (104)    (1,185)           (3,054)     58    (2,996)
                                                          --------------------------------        ----------------------------
Change in net interest income                               $(  936)   $(  346)   $(1,282)          $(1,771) $   98   $(1,673)
                                                          ================================        ============================

      (1)  Securities available for sale are included in investment securities.
      (2)  Non-accrual loans at year end are included in the total loan portfolio.
      (3)  Includes net cost of interest rate swaps and caps.


Investment Activities

The following table summarizes the composition of the securities portfolio (book values) for the three years ended September 30, 1997:

                                                                  1997                 1996               1995
                                                          ----------------------------------------------------------
(In thousands)                                               Amount        %      Amount        %    Amount       %
--------------------------------------------------------------------------------------------------------------------
US government and agency obligations                        $   600          3%   $   599       2%  $   490       3%
Mortgage-backed securities                                    8,002         38%    10,635      42%   21,965      83%
Other                                                           500          2%       500       2%      596       2%
FHLB stock                                                    2,270         11%     2,233      10%    2,233       8%
Securities available for sale      (4)                        9,677         46%    11,157      44%    1,127       4%
                                                          ----------------------------------------------------------
Total                                                       $21,049        100%   $25,124     100%  $26,411     100%
                                                          ==========================================================

The following table sets forth the maturities of investment securities at September 30, 1997 and the weighted average (tax equivalent) yields on such securities:

                                                                                     Five to
                                      Within                 After one but             ten             After ten
                                     one year              within five years          years              years            Total
                              ------------------------------------------------------------------------------------------------------
(In thousands)                 Amount        Yield          Amount     Yield     Amount    Yield    Amount   Yield    Amount  Yield
------------------------------------------------------------------------------------------------------------------------------------
US government and agency
   obligations                 $  600                5.25%                                                            $   600  5.25%
Mortgage-backed securities                                                                           $8,002    7.00%    8,002  7.00%
Other                                                          $500       8.00%                                           500  8.00%
FHLB stock                      2,270                6.45%                                                              2,270  6.45%
Securities available
  for sale      (4)                                                                                   9,677    5.34%    9,677  5.34%
                              ------------------------------------------------------------------------------------------------------
    Total                      $2,870                6.20%     $500       8.00%        $0    0.00%  $17,679    6.09%  $21,049  6.00%
                              ======================================================================================================

     (4) Securities available for sale are detailed in Note 4 of Notes to
Consolidated Financial Statements in the 1997 Annual Report to
Shareholders.

As of September 30, 1997, the Bank held no securities investments which exceeded 10% of shareholder's equity.

                                                                               -11-

Lending Activities

The following table summarizes the composition of loan portfolio for the three years ended September 30, 1997:

                                       1997                  1996                   1995
                              -------------------  ----------------------  ----------------------
(In thousands)                  Amount      %         Amount       %         Amount        %
-------------------------------------------------------------------------------------------------
Commercial and financial        $  4,627       2%     $  2,757         2%    $  3,856          3%
Real estate construction           3,637       2%        4,946         2%       5,597          1%
Real estate mortgage             179,188      94%      177,734        95%     222,424         96%
Installment                        3,732       2%        1,097         1%         922          -
                              -------------------  ----------------------  ----------------------
   Gross total loans            $191,184     100%     $186,534       100%    $232,799        100%
                                         ========              ==========             ===========

Less:  Allowance for loan loss     2,479                 2,278                  2,213
                              -----------          ------------            -----------
   Net total loans              $188,705              $184,256               $230,586
                              ===========          ============            ===========

Commercial loans, primarily to individuals and small to medium sized firms, were made at a variety of repayment terms and are primarily collateralized by equipment, marketable securities or inventory primarily located in Connecticut. Real estate mortgage and construction balances as of September 30, 1997 are comprised of residential, commercial and multifamily mortgages of approximately $151.7 million, $23.1 million and $8.0 million, respectively. Commercial real estate loans are primarily located in the Northeast and include as collateral multifamily, health care, office and industrial property. The Bank is no longer an active loan originator in the commercial real estate market. The Bank's residential loan portfolio is primarily collateralized by mortgages on 1-4 family residential properties located throughout the eastern United States with concentrations in Connecticut, New York, Massachusetts, Ohio and Florida. Installment loans are made to individuals. The Bank also occasionally purchases residential mortgage loans for its portfolio from other financial institutions and mortgage bankers. Such purchases are primarily loans collateralized by property located in Connecticut and Massachusetts. During fiscal 1997, home equity lines of credit of approximately $5.8 million were purchased, of which approximately $1.7 million was advanced.

The following table shows the interest rate sensitivities of loans outstanding as of September 30, 1997 which are due or reprice in the periods indicated. Loans due within one year include demand loans.

                                                    After  one    After
                                          Within    but within    five
(In thousands)                           one year   five years    years       Total
--------------------------------------------------------------------------------------
Commercial and financial                  $  777       $ 3,234  $    616     $  4,627
Real estate construction                   2,610         1,027         -        3,637
Real estate mortgage                       1,843        34,313   143,032      179,188
Installment                                  604         2,737       391        3,732
                                         --------  ----------------------  -----------
    Total                                 $5,834       $41,311  $144,039     $191,184
                                         ========  ======================  ===========

Fixed interest rate                        2,239       $11,926  $ 50,940
Variable interest rate                     3,595        29,385    93,099
                                         --------  ----------------------
    Total                                 $5,834       $41,311  $144,039
                                         ========  ======================


Nonperforming Assets

A summary of nonperforming assets by type follows for the three years ended September 30, 1997:


(In thousands)                                         1997       1996        1995
--------------------------------------------------------------------------------------
Non-accrual loans                                       $4,135    $1,422       $  290
Restructured loans                                           -         -            -
Other real estate owned, net                             1,046       984        2,849
                                                   ----------------------  -----------
Total nonperforming assets                              $5,181    $2,406       $3,139
                                                   ======================  ===========
Nonperforming assets as a percentage of loans
  and other real estate owned                              2.7%      1.3%         1.3%
                                                   ======================  ===========


Generally loans are placed on nonaccrual status when interest or principal is past due for ninety days or earlier if circumstances indicate collection is doubtful. The Bank resumes the accrual of interest on such loans if, in the opinion of management, the borrower has demonstrated adequate financial resources and intent to meet the terms and conditions of the loan, and all payments are again current. Interest income forgone on nonperforming loans in fiscal years 1997, 1996, and 1995 amounted to $576,000, $297,000 and $508,000, respectively. During 1997 and 1996, approximately $2,000 and $187,000, respectively, of income was recognized on non-accrual loans. This income was recognized while the loans were performing and was realized by cash payments. It is management's policy to reverse all uncollected interest at the time a loan is placed on nonaccrual.

Summary of Loan Loss Experience

The following table summarizes the Bank's loan loss experience for each of the three years ended September 30, 1997:


(In thousands)                                      1997      1996         1995
---------------------------------------------------------------------------------
Balance at beginning of period                      $2,278    $2,213       $4,645
                                                  --------  --------     --------
Charge-offs:
     Real estate mortgage                              725     1,196        7,845
     Installment                                         -         -            -
     Commercial                                          -        81          483
                                                  --------  --------     --------
                                                       725     1,277        8,328
                                                  --------  --------     --------
Recoveries:
     Real estate mortgage                              297       273          258
     Commercial                                          -        15            1
                                                  --------  --------     --------
                                                       297       288          259
                                                  --------  --------     --------
Net charge-offs                                        428       989        8,069
Additions charged to operations                        629     1,054        5,637
                                                  --------  --------     --------
Balance at end of period                            $2,479    $2,278       $2,213
                                                  ========  ========     ========
Ratio of net charge-offs to average loans
    outstanding during the period                    0.25%     0.48%        3.13%
                                                  ========  ========     ========


The Bank maintains general reserves for potential losses from its loan portfolio in an Allowance for Possible Loan Losses. (the
"ALL"). The ALL is maintained at a level considered by management to be adequate. The adequacy of the ALL is reviewed quarterly by the Bank's management and its Board of Directors, and is determined primarily by management's informed judgment concerning the amount of risk inherent in the portfolio at a point in time. Management's judgment is based on a number of factors including: 1) a detailed risk rating system for commercial loans in which loans are individually reviewed with respect to such criteria as the estimated value of underlying loan collateral and the financial condition of borrowers, 2) recent historical loan loss experience, 3) industry and geographic concentrations, 4) the results of the most recent regulatory examination available, 5) current national and local economic conditions, and 6) other relevant information as may be available. The balance of each risk rating category has a reserve percentage applied for the purpose of estimating each component of the ALL. A substantial portion of outstanding commercial loan portfolio balances on an annualized basis are reviewed periodically by a third party that is independent from the Bank and the results of such review are factored into the risk rating system.


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


At September 30, 1997 and 1996, the bank classified $2,948,000 and $5,261,000 respectively, of loans as impaired. A loan is considered impaired if it is probable that the Company will be unable to collect scheduled payments according to the terms of the loan agreement. Impaired loans as of September 30, 1997 and 1996 include $0 and $3,810,000 of loans restructured and currently classified as performing, $2,948,000 and $639,000 of loans currently classified as nonaccrual, and $0 and $812,000 of loans in which potential credit problems may lead to future nonaccrual status or possible charge-off. The nonaccrual impaired loans are a component of nonperforming assets.

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

The following table presents the allocation of the reserve for possible loan and lease losses by loan categories for the three years ended September 30, 1997:

                                    1997                  1996                 1995
                            --------------------  ------------------------------------------
                                      Loans in              Loans in              Loans in
                             Amount   category     Amount   category      Amount  category
                               of     as a % of      of     as a % of       of    as a % of
(Dollars in thousands)       reserve total loans  reserve   total loans  reserve total loans
----------------------------------------------------------  --------------------------------
Commercial and financial      $   40          2%   $   24         2%      $   26          2%
Real estate construction          31          2%       44         2%          33          2%
Real estate mortgage           1,608         94%    1,587        96%       1,607         96%
Installment                       75          2%       22           -         18         -
Commitments                      434         -        340           -        219         -
Unallocated                      291         -        261           -        310         -
                            --------------------  --------  --------     -------------------
     Total                    $2,479        100%   $2,278       100%      $2,213        100%
                            ====================  ========  ========     ===================

                                                -13-

Deposits

The Bank offers a variety of deposit accounts designed to attract both short and long term funds. The Bank provides a money market deposit account to Advest's customers as a component of various cash management products available to those customers. The Bank primarily markets brokered Certificates of Deposit (CD's) through Advest. The Bank also markets retail deposit accounts, such as money market accounts, primarily through Advest. At September 30, 1997, deposits obtained through Advest constituted 75.4% of all deposits at the Bank. Additional deposit information is disclosed in Note 5 of Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders.

The following table presents the average balances of and average rates paid on deposits for the three years ended September 30, 1997:

                                     1997                          1996                              1995
                             --------------------        ------------------------            --------------------
                              Average   Average            Average     Average                Average   Average
(Dollars in thousands)        balance    rate              balance      rate                  balance    rate
-----------------------------------------------------------------------------------------------------------------
Demand noninterest-bearing    $     99
Savings noninterest-bearing         95                      $     98                          $     66
Savings                             58      2.98%                 19        2.36%                   33      1.99%
Money market                   120,963      2.82%            149,347        2.90%              209,407      3.22%
Time certificates               61,524      6.30%             65,653        6.24%               66,456      6.41%
                             --------------------        ------------------------            --------------------
  Total deposits              $182,739      4.17%           $215,117        4.17%             $275,962      4.12%
                             ====================        ========================            ====================

Average balances are calculated predominately on a daily basis.

The following table sets forth the maturity distribution of time deposits of $100,000 or more as of September 30, 1997:

                        (Dollars in thousands)              Amount
                        ---------------------------------------------
                        Three months or less                 $ 2,621
                        Over three months to six months        1,593
                        Over six months to twelve months       1,871
                        Over twelve months                     5,283
                                                         ------------
                                                             $11,368
                                                         ============


Return on Equity and Assets
                                                                    Years ended September 30,
                                                         ------------------------------------
                                                             1997        1996        1995
---------------------------------------------------------------------------------------------
Return on assets (net income/average total assets)              0.31%       0.41%         *
Return on equity (net income/average equity)                    4.53%       7.21%         *
Net interest margin                                             3.13%       3.25%       3.00%
Equity to assets (average equity/average assets)                6.77%       5.63%       5.79%

*  As a result of net losses in 1995,meaningful.
   this information is not meaningful.


Short-Term Borrowings

                                                                    Years ended September 30,
                                                         ------------------------------------
(Dollars in thousands)                                       1997        1996        1995
---------------------------------------------------------------------------------------------
Other short-term borrowings
  Balance at year end                                        $29,250     $ 4,750     $ 9,500
  Weighted-average interest rate at year end                    5.90%       6.76%       6.76%
  Average amount outstanding during the year                 $ 9,368     $ 7,827     $ 6,692
  Maximum amount outstanding at any month end                $29,250     $10,500     $17,000
  Weighted-average interest rate during the year                6.04%       7.01%       6.41%

In the ordinary course of business, short-term borrowings of the Bank consisted primarily of the current portion of fixed-term, fixed-rate advances from the Federal Home Loan Bank.

                                                 -14-

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

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                   Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
The information required by this item is disclosed on pages 37 and 38 of the 1997 Annual Report to Shareholders in Note 9 of the Notes to Consolidated Financial Statements and on pages 46 and 47 under the captions "Quarterly Financial Information" and "Shareholder Information", respectively. Such information is hereby incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is disclosed on pages 19 through 27 of the 1997 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such information is hereby incorporated by reference.

Item 7.  Financial Statements and Supplementary Data
The information required by this item is disclosed in the Consolidated Financial Statements and Notes thereto on pages 28 through 45 and under the caption "Quarterly Financial Information" on page 46 of the 1997 Annual Report to Shareholders. Such information is hereby incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with the Company's independent accountants on any accounting or financial disclosure matters.

                                  Part III

Item 9. Directors and Executive Officers of the Registrant
The information required for "Directors" by this item is included under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 29, 1998. Such information is hereby incorporated by reference.
           The following table sets forth the executive officers of the Company at December 2, 1997. Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

                                                                    Executive
                                                                     Officer
Name                 Age    Office                                    Since
-----------------------------------------------------------------------------
Allen Weintraub       62    Chairman and Chief Executive Officer       1977
Grant W. Kurtz        55    President                                  1985
Murray M. Beach       43    Senior Vice President of Corporate
                              Finance, Advest, Inc.                    1996
Allen G. Botwinick    54    Executive Vice President, Administration
                              and Operations                           1980
George A. Boujoukos   63    Executive Vice President of Capital
                              Markets, Advest, Inc.                    1977
Harry H. Branning     46    Executive Vice President and National Sales
                              Manager, Advest, Inc.                    1994
Lee G. Kuckro         56    Senior Vice President, Secretary
                              and General Counsel                      1978
Martin M. Lilienthal  55    Senior Vice President, Treasurer and
                              Chief Financial Officer                  1977

Item 10.  Executive Compensation
The information required by this item is included under the caption "Remuneration of Directors and Officers" and "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 29, 1998. Such information is hereby incorporated by reference.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management
The information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 29, 1998. Such information is hereby incorporated by reference.

Item 12.  Certain Relationships and Related Transactions
The information required by this item is included under the caption "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 29, 1998. Such information is hereby incorporated by reference.

                                   Part IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                          Page Reference
                                                    ------------------------
                                                       Annual Report    10-K
                                                    ------------------------
(a) 1. Financial Statements
    The Consolidated Financial Statements and The Report of
        Independent Accountants contained in the 1997 Annual
        Report to Shareholders are
          incorporated herein by reference:
    Consolidated Statements of Earnings                    28
    Consolidated Balance Sheets                            29
    Consolidated Statements of Cash Flows                  30
    Consolidated Statement of Changes
        in Shareholders' Equity                            31
    Notes to Consolidated Financial Statements            32-45
    Report of Independent Accountants                      46

    2. Financial Statement Schedules
    Report of Independent Accountants on all schedules                  23
    Schedule I - Condensed Financial Information of Registrant         24-26
    Schedule II - Valuation and Qualifying Accounts                     27

     3. Exhibits
     The following is a list of exhibits to this Report on Form 10-K filed herewith or incorporated by reference herein.

                                  Prior Filing(s) to which Reference is made,
Exhibit  Description              if applicable
-----------------------------------------------------------------------------

3(a)     Restated Certificate of  Exhibit 3(a) to Registrant's
         Incorporation of         Report on Form 10-Q for the quarter
         Registration             ended March 31, 1989

3(b)     By-laws of Registrant,   Exhibit 3(b) to Registrant's
         as restated and amemded  Report on Form 10-Q and amended for the quarter ended March 31, 1989 and Exhibit
                                  3(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990

3(c)     Second Amendment to      Filed Herewith
         Restated By-laws of
         Registrant

4(a)     Shareholder Rights       Exhibit to Registrant's Report on Form 8-k
         Agreement dated as of    November 1, 1988
         October 31, 1988 between
         Registrant and The
         Connecticut Bank and
         Trust Company, N.A.,
         as Rights Agent

                                  Prior Filing(s) to which Reference is made,
Exhibit  Description              if applicable
-----------------------------------------------------------------------------

10(a)    Registrant's 1994        Exhibit A to Registrant's Proxy
         Non-Employee Director    Statement dated December 20, 1994
         Stock Option Plan

10(b)   First and Second          Filed Herewith
        Amendments to
        Non-Employee Director
        Stock Option Plan

10(c)   Registrant's 1993 Stock   Exhibit A to Registrant's Proxy
        Option Plan               Statement dated December 21, 1993

10(d)  Registrant's 1983          Exhibit A to Registrant's Proxy Statement
       Incentive Stock Option     dated December 21, 1983 and Exhibit 10(a)
       Plan, as amended           to Registrant's Report on Form 10-Q for the
                                  quarter ended March 31, 1988

10(e)  Registrant's Deferred      Exhibit 10(f) to Registrant's Report on
       Compensation Savings and   Form 10-K for the fiscal year ended
       Investment Plan, Amended   September 30, 1989, Exhibit 10(j) to
       and Restated as of         Registrant's Report on Form 10-K for its
       November 17,1989, as       fiscal year ended September 30,1990 and
       amended                    Exhibit 10(b) of Registrant's Report on
                                  Form 10-Q for the quarter ended December
                                  31,1992

10(f)  Non-Employee Director      Exhibit 10(b) to Registrant's Report on
       Equity Plan                Form 10-Q for the quarter ended June 30,
                                  1996

10(g)  Key Professionals Equity   Filed Herewith
       Plan, as amended and
       restated as of October 1,
       1997

10(h) Forms of Executive Officer Exhibit 10 to Registrant's Report on Form Restricted Stock and Stock 10-Q for the quarter ended December 31, Option Agreement for 1995, 1994 and Exhibit 10(c) to Registrant's
       1996 (as supplemented)      Report on Form 10-Q for the quarter ended
       and 1997                    June 30, 1996 and Exhibit 4.4 to
                                   Registrant's Registration Statement on
                                   Form S-8, File No. 333-17711; and Exhibit
                                   4.5 to Registrant's Registration Statement
                                   4.6 on  Form S-8, File No. 333-17711

10(i)  Executive Officer           Filed Herewith
       Restricted Stock
       and Stock Option Agreement
       for 1998

                                  Prior Filing(s) to which Reference is made,
Exhibit  Description              if applicable
-----------------------------------------------------------------------------

10(j)    The Advest Thrift Plan   Exhibit 10(a) to Registrant's Report on
         Registrant, effective    Form 10-Q for the quarter ended December
         as of December 31, 1992  31, 1992 and Exhibit 10(a) to Registrant's
         as amended               Report on Form 10-Q for the quarter ended
                                  June 30, 1996

10(k)   Fifth, Sixth and Seventh  Filed Herewith
        Amendments to the Advest
        Thrift Plan of Registrant

10(l)   Registrant's 1991        Exhibit 10(k) to Registrant's Report on
        and 1992 Top AE          Form 10-k for its fiscal year ended
        Stock Option Plans       September 30, 1991, and Exhibit 10(c)
                                 to Registrant's report on form 10-Q
                                 for the quarter ended December 31, 1992

10(m)   Registrant's Account      Exhibit 10(m) to Registrant's Report on
        Executive Nonqualified    Form 10-K for its fiscal year ended
        Defined Benefit Plan,     September 30,1993, Exhibit 10(p) to
        as amended                Registrant's Report on Form 10-K for its
                                  fiscal year ended September 30,1995 and
                                  Exhibit 10(f) to Registrant's Report on
                                  Form 10-Q for the quarter ended June 30,
                                  1996

10(n) Registrant's Nonqualified Exhibit 10(n) to Registrant's Report on Executive Post-employment Form 10-K for its fiscal year ended
       Income Plan, as amended    September 30, 1994and Exhibit 10(e) to
                                  Registrant's Report on Form 10-Q for the quarter ended June 30, 1996

10(o)  Registrant's 1995, 1996    Exhibit 4.1 to Registrant's Registration
       and 1997 Advest Equity     Statement on Form S-8, File No. 33-56275;
       Plans                      Exhibit 4 to Registrant's Registration
                                  Statement on Form S-8, File No. 333-00797;
                                  and Exhibit 4.3 to Registrant's
                                  Registration Statement on Form S-8, File
                                  No. 333-17711

10(p)  1998 Advest Equity Plan    Filed Herewith

10(q)  Amended and Restated       Exhibit 10(h) to Registrant's Report on
       Employement Agreement      Form 10-Q for the quarter ended June 30,
       Chief Executive Officer    1996

10(r)  Employment Agreement with  Filed Herewith
       President

                                  Prior Filing(s) to which Reference is made,
Exhibit  Description              if applicable
-----------------------------------------------------------------------------

10(s)    Note Purchase Agreement  Exhibit 10(a) to Registrant's Report on
         of Registrant dated      Form 10-Q for the quarter ended December
         as of December 27, 1996  31, 1996
         1996 with respect to
         Registrant's 7.95%
         Senior Notes due December
         31, 2003

10(t)    Cash Subordination       Exhibit 10(b) to Registrant's Report on
         Agreement of the         Form 10-Q for the quarter ended December
         Registrant dated as of   31, 1996
         January 31, 1997

11       Statement Regarding      Filed Herewith
         Computation of Net
         Income per Common Share

13      Annual Report to          Filed Herewith *
        shareholders for
        Fiscal year ended
        September 30, 1997

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


(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the fourth quarter of the year ended September 30, 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE ADVEST GROUP, INC.


                      By  /s/Martin M. Lilienthal           November 20, 1997
                          Martin M. Lilienthal
                          Senior Vice President and Treasurer
                         (Chief Financial and Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Chief Executive Officer,
                           Chairman of the Board
                           and Director (Principal
/s/Allen Weintraub         Executive Officer)               November 20, 1997
Allen Weintraub


                           Senior Vice President and
                           Treasurer (Chief Financial
                           and Principal Accounting
/s/Martin M. Lilienthal    Officer)                         November 20, 1997
Martin M. Lilienthal


/s/George A. Boujoukos     Director                         November 20, 1997
George A. Boujoukos


/s/Sanford Cloud, Jr.      Director                         November 20, 1997
Sanford Cloud, Jr.


/s/Richard G. Dooley       Director                         November 20, 1997
Richard G. Dooley


/s/William B. Ellis        Director                         November 20, 1997
William B. Ellis

SIGNATURES


/s/Robert W.  Fiondella    Director                         November 20, 1997
Robert W. Fiondella


/s/Grant W.  Kurtz         President and Director           November 20, 1997
Grant W. Kurtz


                           Vice Chairman of the
/s/ Anthony A. LaCroix     Board and  Director              November 20, 1997
Anthony A. LaCroix


/s/Barbara L.  Pearce      Director                         November 20, 1997
Barbara L. Pearce


/s/John A.  Powers         Director                         November 20, 1997
John A. Powers

                      Report of Independent Accountants



The Board of Directors and Shareholders
  of The Advest Group, Inc.:


Our report on the consolidated financial statements of The Advest Group, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 46 of the 1997 Annual Report to Shareholders of The Advest Group, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 17 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/  COOPERS & LYBRAND L.L.P.


Hartford, Connecticut
October 22, 1997

                                                   Schedule I

                Condensed Financial Information of Registrant

                           The Advest Group, Inc.
                               (Parent Company)
                          Condensed Balance Sheets

                                                  September 30,
                                              -----------------
In thousands                                  1997        1996
---------------------------------------------------------------
Assets
  Cash                                   $   2,166    $  1,213
    Investment in subsidiaries,
     equity method(a)                      109,977      94,144
    Receivables from subsidiaries(a)         7,616       5,857
    Loans                                    9,359       9,787
    Subordinated Receivable(a)              10,000          --
    Held to maturity securities             11,932      11,226
    Other assets                             6,831       9,855
                                       -----------------------
  Total assets                            $157,881    $132,082
                                       =======================

Liabilities
  Accounts payable and accrued expenses   $ 11,517    $ 12,164
  Payable to subsidiaries(a)                 5,002       4,553
  Borrowings                                35,817       5,494
  Interest payable                             954          77
  Subordinated borrowings                       --      20,552
                                       -----------------------
    Total liabilities                       53,290      42,840

Shareholders' equity(b)                    104,591      89,242
                                       -----------------------
    Total liabilities and
     shareholders' equity                 $157,881    $132,082
                                       =======================

(a)Eliminated in consolidation.
(b)For an analysis of shareholders' equity and its components, see Registrant's Consolidated Balance Sheets and Statements of Changes in Shareholders' Equity on pages 29 and 31 of the 1997 Annual Report to Shareholders.

                                                      Schedule I
                                                     (Continued)

                            The Advest Group, Inc.
                               (Parent Company)
                       Condensed Statements of Earnings

                               For the years ended September 30,
----------------------------------------------------------------
In thousands                           1997      1996      1995
----------------------------------------------------------------
Revenues
   Gain on sale of investment
     advisory business, net        $     57   $   627 $  10,092
   Interest                           1,741       482       232
   Other income                         384        65       196
                                  ------------------------------
Total revenues                        2,182     1,174    10,520
                                  ------------------------------

Expenses
   Interest                           2,898     2,447     2,452
   Loss on call of debentures           607        --        --
   Other                              1,390     1,259       807
                                 ------------------------------
Total expenses                        4,895     3,706     3,259
                                 ------------------------------

   Income (loss) before income tax benefit
      and equity in earnings
      of subsidiaries                (2,713)   (2,532)    7,261

Income tax benefit                    1,019       459       542
                                 ------------------------------
   Income (loss) before equity in
      earnings of subsidiaries       (1,694)   (2,073)    7,803

Equity in income (loss)
  of subsidiaries                    15,912     13,871   (1,452)
                                  ------------------------------
   Net income                       $14,218    $11,798 $  6,351
                                  ==============================

                                                         Schedule I
                                                        (Continued)

                              The Advest Group, Inc.
                                 (Parent Company)
                        Condensed Statements of Cash Flows

                                    For the years ended September 30,
---------------------------------------------------------------------
In thousands                               1997      1996      1995
---------------------------------------------------------------------
Operating Activities:
  Net income                            $14,218    $11,798  $ 6,351
  Equity in (loss) income
    of subsidiaries                     (15,912)   (13,871)   1,452
  Adjustments to reconcile net income to net cash
     provide by operating activities        600        429    1,580
  Gain on sale of investment
    advisory business, net                  (57)      (627) (10,092)
  Net (increase) decrease
    in operating assets                     607     (1,335)     (20)
  Net increase (decrease)
    in operating liabilities              2,335      2,652    (2,103)
                                       ------------------------------
  Net cash provided by (used for)
    operating activities                  1,791       (954)   (2,832)
                                       ------------------------------
Financing Activities:
  Proceeds from long term borrowing      35,000      1,250     1,000
  Repayment of short term borrowings     (3,570)        --       --
  Repayment of short term borrowings     (1,107)      (996)     (798)
  Employee stock transactions               866      1,076        62
  Retirement of subordinated borrowings (20,545)        --        --
  Repurchase of subordinated borrowings      --         --      (410)
  Net (decrease) increase in payables
    to subsidiaries                      (1,231)     3,863     3,018
  Repurchase of common stock             (1,835)    (3,799)   (2,309)
  Other                                   1,241      1,101       846
                                       ------------------------------
  Net cash provided by
    financing activities                  8,819      2,495     1,409
                                       ------------------------------

Investing Activities:
  Proceeds from maturities of held to
     maturity securities                  21,388    18,400    12,500
  Proceeds from investment advisory
     business, net                           217       788    10,141
  Purchase of held to maturity
     securities                          (22,000)  (23,388)  (15,309)
  Purchase of available for
     sale securities                         (26)      (23)       --
  Sales of OREO, net                         655     2,090        --
  Principal collections on loans             141     1,135       746
  Purchases of subordinated receivable   (10,000)       --        --
  Acquisition of subsidiaries assets          --        --    (4,585)
  Increase in investments in subsidiaries     --        --      (152)
  Loans originated                           (32)       --    (1,761)
  Recovery on write-offs                      --        --       161
                                       ------------------------------
  Net cash (used for) provided by
  investing activities                     (9,657)     (998)   1,741
                                       ------------------------------
Increase in cash                              953       543      318
Cash at beginning of period                 1,213       670      352
                                       ------------------------------
Cash at period end                       $  2,166   $ 1,213  $   670
                                       ==============================

Supplemental Information:
 Interest paid                           $  2,280   $ 2,447  $ 2,452
  Income taxes paid                      $  7,987   $10,067  $ 2,273
  Non-cash transfers
   (reduction of payable to
    subsidiaries effected in
     the form of dividends)              $    --    $ 8,500  $ 3,007
  Restricted stock awards,
     net of forfeitures                  $   515    $    56  $    --

                                                              Schedule II

                    The Advest Group, Inc. and Subsidiaries

                       Valuation and Qualifying Accounts

                                          Additions    Charge-
                             Balance at  charged to       offs     Balance
                              beginning    cost and        and      at end
In thousands                  of period    expenses recoveries   of period
--------------------------------------------------------------------------
For the years ended September 30,
---------------------------------
1997
----
Credit losses:
  Brokerage customers          $    791    $    160  $    (27)    $  924
  Loans                           2,398         671      (590)     2,479
Asset devaluation:
  Other real estate owned            --          --        --         --
  Other investments/assets        1,450          84      (233)     1,301
Valuation reserve on deferred
   taxes                          1,671          --    (1,172)       499
                               -----------------------------------------
                               $  6,310    $    915  $ (2,022)   $ 5,203
                               =========================================
1996
----
Credit losses:
  Brokerage customers          $     743   $    160  $    (112)   $  791
  Loans                            2,334      1,022       (958)    2,398
Asset devaluation:
  Other real estate owned            718         20       (738)       --
  Other investments/assets         1,250         56        144     1,450
Valuation reserve on deferred
  taxes                            1,510        161         --     1,671
                              ------------------------------------------
                               $   6,555   $  1,419  $  (1,664)   $6,310
                              ==========================================
1995
----
Credit losses:
  Brokerage customers          $    869    $    473  $    (599)   $  743
  Loans                           4,900       5,637     (8,203)    2,334
Asset devaluation:
  Other real estate owned         1,201       4,491     (4,974)      718
  Other investments/assets        2,218        (263)      (705)    1,250
Valuation reserve on deferred
   taxes                          1,360         150         --     1,510
                              ------------------------------------------
                               $ 10,548    $ 10,488  $ (14,481)   $6,555
                              ==========================================

                                  Form 10-K

                                Exhibit Index

Exhibit   Description                                                    Page
-----------------------------------------------------------------------------
3(c)      Second Amendment to Restated By-laws of Registrant               29

10(b)     First and Second Amendments to Non-Employee Director Stock
          Option Plan                                                      30

10(g)     Key Professionals Equity Plan, as amended and restated as of
          October 1, 1997                                                  32

10(i)     Executive Officer Restricted Stock and Stock Option Agreement of
          1998                                                             43

10(k)     Fifth, Sixth and Seventh Amendments to the Advest Thrift Plan of
          Registrant                                                       50

10(p)     1998 Advest Equity Plan                                          53

10(r)     Employment Agreement with President                              66

11        Statement Regarding Computation of Net Income per Common Share   72

13        Selected Excerpts from the Annual Report to Shareholders for fiscal
          year ended September 30, 1997                                    73

21        Subsidiaries                                                    102

23        Consent of Coopers & Lybrand L.L.P.                             103

27        Financial Data Schedule (Selected financial data - for EDGAR
          electronic filing only to SEC)                                  104