Form 10-Q
period 1997-12-31
ADVEST GROUP INC
filed 1998-02-11
CIK 319489

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE X SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended       December 31, 1997

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

Common Stock, $.01 par value                          8,856,645 Shares
           Class                             Outstanding at February 2, 1998

Total of sequentially numbered pages 13

                           THE ADVEST GROUP, INC.

                                    INDEX


                                                                    Page No.
Part I.  Financial Information

Item 1.   Financial Statements

   Condensed Consolidated Balance Sheets
      December 31, 1997 and September 30, 1997                          3

   Condensed Consolidated Statements of Earnings
      Three Months Ended December 31, 1997 and 1996                     4

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1997 and 1996                     5

   Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk   10


Part II.  Other Information

Item 1.   Legal Proceedings                                            10

Item 2.   Changes in Securities                                        10

Item 6.   Exhibits and Reports on Form 8-K                             10

Signatures                                                             12

                                                 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
                                                     The Advest Group, Inc.
                                                  Consolidated Balance Sheets
                                                          (Unaudited)

 In thousands, except share and per share amounts                          December 31,1997 September 30, 1997
----------------------------------------------------------------------------------------------------------
 Assets
 Cash and short-term investments
      Cash and cash equivalents                                                 $    22,546    $   12,459
      Cash and securities segregated under federal and other regulations                279           265
                                                                           -------------------------------
                                                                                     22,825        12,724
                                                                           -------------------------------
 Receivables
      Brokerage customers, net                                                      452,422       389,137
      Loans, net                                                                    201,220       199,166
      Securities borrowed                                                           295,936       290,745
      Brokers and dealers                                                             8,250         4,096
      Other                                                                          13,210        12,751
                                                                           -------------------------------
                                                                                    971,038       895,895
                                                                           -------------------------------
 Securities
      Trading, at market value                                                      153,278        94,841
      Held to maturity (market values of $20,451 and $20,931)                        20,433        21,034
      Available for sale, at market value                                            11,767        13,978
                                                                           -------------------------------
                                                                                    185,478       129,853
                                                                           -------------------------------

 Other assets
      Equipment and leasehold improvements, net                                      14,416        14,500
      Other                                                                          23,627        23,834
                                                                           -------------------------------
                                                                                     38,043        38,334
                                                                           -------------------------------
                                                                                $ 1,217,384    $1,076,806
                                                                           ===============================
 Liabilities & shareholders' equity
 Liabilities
      Brokerage customers                                                           345,135       319,101
      Securities loaned                                                             272,150       258,295
      Deposits                                                                      165,785       169,583
      Short-term borrowings                                                         126,475        61,496
      Securities sold, not yet purchased, at market value                            91,524        52,113
      Long-term borrowings                                                           41,257        41,321
      Checks payable                                                                 22,493        18,366
      Compensation and benefits                                                      19,496        25,477
      Brokers and dealers                                                             3,482         9,389
      Other                                                                          19,969        17,074
                                                                           -------------------------------
                                                                                  1,107,766       972,215
                                                                           -------------------------------
 Shareholders' equity
      Common stock, par value $.01, authorized 25,000,000 shares,
         issued 10,823,571 and 10,812,404 shares                                        108           108
      Paid-in capital                                                                70,886        71,309
      Retained earnings                                                              52,465        48,198
      Net unrealized loss on securities available for sale, net of taxes                (60)          (63)
      Treasury stock, at cost, 1,982,593 and 2,179,725 shares                       (13,183)      (14,390)
      Unamortized restricted stock compensation                                        (598)         (571)
                                                                           -------------------------------
                                                                                    109,618       104,591
                                                                           -------------------------------
                                                                                $ 1,217,384    $1,076,806
                                                                           ===============================
 See Notes to Consolidated Financial Statements
                                                          3



                                   The Advest Group, Inc.
                                Consolidated Balance Sheets
                                        (Unaudited)

                                                      Three Months Ended
                                                        December 31,
                                               ------------------------------
(In thousands, except per share amounts)            1997            1996
-----------------------------------------------------------------------------
Revenues
    Commissions                                     $ 32,423        $ 28,500
    Interest                                          16,642          14,897
    Principal transactions                            10,762          10,327
    Investment banking                                10,353           8,703
    Asset management and administration                7,974           5,718
    Other                                              1,415           1,733
                                               --------------  --------------
    Total revenues                                    79,569          69,878
                                               --------------  --------------

Expenses
    Compensation and benefits                         45,642          39,244
    Interest                                           9,357           8,002
    Communications                                     6,022           5,376
    Occupancy and equipment                            4,552           4,346
    Business development                               1,669           1,620
    Professional                                       1,526           1,590
    Brokerage, clearing and exchange                   1,211           1,165
    Other                                              1,890           2,656
                                               --------------  --------------
     Total Expenses                                   71,869          63,999
                                               --------------  --------------
Income before taxes                                    7,700           5,879

Provision for income taxes                             3,080           2,587
                                               --------------  --------------
Net Income                                          $  4,620        $  3,292
                                               ==============  ==============

Net income per common and common equivalent shares:
    Basic                                           $   0.57        $   0.41
    Diluted                                         $   0.50        $   0.34

Cash dividend per common share                      $   0.04        $   0.00


Average common and common equivalent shares outstanding:
    Basic                                              8,099           8,039
    Diluted                                            9,213          10,157

 See Notes to Consolidated Financial Statements

                                               4

                                                   The Advest Group,Inc.
                                            Consolidated Statements of Cash Flows
                                                      (Unaudited)
                                                                             Three Months Ended December 31,
                                                                          ----------------------------------
In thousands                                                                    1997              1996
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income
   Adjustments to reconcile net income to net cash                              $   4,620         $   3,292
    provided by (used for) operating activities:
        Depreciation and amortization                                               2,121             1,985
        Provision for credit losses and asset devaluation                              35               173
        Loss on retirement of subordinated borrowings                                   0               608
        Deferred income taxes                                                        (123)               44
        Other                                                                         336               137
   (Increase) decrease in operating assets:
        Receivables from brokerage customers, net                                 (63,305)          (88,229)
        Securities borrowed                                                        (5,191)          (15,975)
        Receivables from brokers and dealers                                       (4,154)           (1,377)
        Trading securities                                                        (58,437)           (1,350)
        Cash and securities segregated under federal and other regulations            (14)          (11,975)
        Other                                                                      (1,008)              532
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                        26,034            57,701
        Securities loaned                                                          13,855            28,365
        Securities sold, not yet purchased                                         39,411             5,303
        Checks payable                                                              4,127            15,436
        Other                                                                      (8,460)           (1,438)
                                                                          ----------------  ----------------
Net cash used for operating activities                                            (50,153)           (6,768)
                                                                          ----------------  ----------------
FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                           (3,798)            3,130
     Proceeds from short-term borrowings                                           24,006                 0
     Repayment of short-term borrowings                                           (19,066)           (1,932)
     Short-term brokerage borrowings, net                                          59,975            22,100
     Proceeds from long-term borrowings                                                 0            35,000
     Repayment of long-term borrowings                                                  0            (3,570)
     Other                                                                            233              (665)
                                                                          ----------------  ----------------
Net cash provided by financing activities                                          61,350            54,063
                                                                          ----------------  ----------------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                        3,293             2,254
      Maturities of available for sale securities                                     382               473
      Maturities of held to maturity securities                                    10,380             5,715
      Purchases of available for sale securities                                       (1)               (1)
      Purchases of held to maturity securities                                    (10,000)           (5,000)
  Sale of investment advisory business, net                                             0                 0
  Loans sold                                                                       12,431             4,523
  Sales of OREO, net                                                                   31               436
  Principal collections on loans                                                   11,132             4,639
  Loans originated                                                                (26,037)          (10,734)
  Other                                                                            (2,721)           (4,762)
                                                                          ----------------  ----------------
Net cash used for investing activities                                             (1,110)           (2,457)
                                                                          ----------------  ----------------
Increase in cash and cash equivalents                                              10,087            44,838
Cash and cash equivalents at beginning of period                                   12,459            11,461
                                                                          ----------------  ----------------
Cash and cash equivalents at end of period                                       $ 22,546          $ 56,299
                                                                          ================  ================
Interest paid                                                                    $  7,414          $  7,449
Income taxes paid                                                                $  1,579          $    452
Non-cash activities:
     Securitization of mortgages                                                 $  3,684          $  1,052
     Restricted stock awards, net of forfeitures                                 $     26          $      0

See Notes to Consolidated Financial Statements
                                                              5

The Advest Group, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Financial Statements:
      The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer and Advest Bank and Trust Company (the "Bank"), a federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods presented have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 1997 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
      The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:
      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share" in February 1997. As of December 31, 1997, the Company adopted SFAS 128, as required, and its implementation did not have a material impact on the Company's computation of earnings per share.
      Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. The diluted calculation also assumed full conversion of the Company's outstanding subordinated debentures into common stock and elimination of the related interest expense, net of taxes. The debentures were retired in January 1997.

3.  Capital and Regulatory Requirements:
      Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than
                                   6

The Advest Group, Inc.

4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At December 31, 1997, Advest's regulatory net capital of $62.2 million was 13% of aggregate debit balances and exceeded required net capital by $52.2 million.
      Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. With its conversion to a federal charter in April 1997, the Bank is required to limit annual dividends to the most recent four quarters of net income, subject to limitations. No dividends have been declared or paid by the Bank in fiscal year 1998. At December 31, 1997, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 6.83%, 10.13% and 8.88%, respectively, which met all regulatory requirements.

4. Net Income Per Common Share:
      The following table provides the calculation of net income per common share for the quarters ended December 31, 1997 and 1996:

                               For the quarters ended December 31,
                    --------------------------------------------------------
                                Basic                      Diluted
                    --------------------------------------------------------
In thousands, except per
share amounts              1997       1996            1997        1996
-----------------------------------------------------------------------------
Net income               $4,620     $3,292          $4,620      $3,292

Interest expense
    on debentures, net       --         --              --         203
                         ------     ------          ------      ------
Net income applicable to
   common stock          $4,620     $3,292          $4,620      $3,495
                         ====================================================

Average number of common
   shares outstanding during
   the period             8,704      8,407           8,704      8,407

Adjustments:
   Contingently issuable
      shares               (605)      (368)             --         --
   Exercise of stock
      options                --         --             509        235
   Conversion of
      debentures             --         --              --      1,515
                          ---------------------------------------------------

Average number of common
   shares outstanding     8,099      8,039           9,213     10,157
                         ===================================================

Net income per common
    share               $   .57     $  .41          $  .50     $  .34
                         ===================================================

The Advest Group, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
      The Advest Group, Inc. ("AGI"), together with its subsidiaries, provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the economy, interest rates, the political climate and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next.
       The Company reported net income of $4.6 million for the quarter ended December 31, 1997 compared with $3.3 million in the prior year, an increase of 40%. Current quarter basic and diluted earnings per share were $.57 and $.50, respectively, compared with $.41 and $.34, respectively, a year ago. Total revenues increased 14% to $79.6 million.
      In December 1997, the Company filed a Form S-3 Shelf Registration which enables it to issue both debt and equity securities up to an aggregate $50 million. Potential proceeds from debt or equity offerings would be used for general corporate purposes which may include debt refinancing and growth through acquisition. The registration was declared effective January 5, 1998.
     In October 1997, the Company acquired Ironwood Capital Ltd., a private investment bank. Ironwood personnel joined Advest's Investment Banking Group as the Corporate Fixed Income Department.
      In December 1997, Hannah Consulting Group, an investment management subsidiary of the Company, was merged into Advest's Investment Management Department.

Advest, Inc.
      Equity markets closed calendar year 1997 on an upward trend for an unprecedented seventh consecutive year, despite significant volatility in the last quarter. The markets were favorably impacted by continued economic growth, a strong dollar, low interest rates and low inflation.
      Advest posted pre-tax income of $8.1 million, reflecting a 20% increase from the year earlier quarter. Revenues increased 15% to $74.4 million, a record high. Agency commissions increased 14% to $32.4 million, led by mutual funds and over-the-counter issues which increased 21% and 19%, respectively. Asset management revenues increased 40% to $7.2 million, a record for the 11th consecutive quarter. Investment banking revenues increased 20% to a record $10.4 million.

Advest Bank and Trust
      The Bank posted pre-tax income of $.1 million compared with $.3 million last year. The Bank remains well-capitalized and in full regulatory compliance. At December 31, 1997, the Bank's nonperforming assets totaled $5.2 million (2.3% of total Bank assets) compared with $2.3 million (1.0% of total Bank assets) in the prior year.

The Advest Group, Inc.

Results of Operations
                 Three Months Ended December 31, 1997 Versus
                    Three Months Ended December 31, 1996

      Total revenues increased $9.7 million (14%) to $79.6 million, with revenue increases posted in all categories except other income. Total expenses increased $7.9 million (12%) to $71.9 million, primarily as a result of sales-related compensation and incentives and higher firm payroll. The effective tax rate was 40% in the current quarter compared with 44% last year. The lower rate is related to lower state tax obligations, primarily in Connecticut.
      Agency commissions increased $3.9 million (14%) due to the continued momentum of the equity markets. Mutual fund sales, including 12(b)1 fees, increased $1.7 million (21%). Year to year gains were also achieved for over-the-counter commissions, which increased $1.0 million (19%), and listed commissions, which increased $1.0 million (8%).
      Investment banking revenues increased $1.7 million (19%), primarily due to a $1.4 million gain on the exercise of warrants. Corporate Finance earned $1.6 million in fees from private placements during the first quarter compared with $30,000 last year. The Corporate Fixed Income Group, formerly Ironwood Capital, completed 3 private placements raising $125 million. Merger and acquisition fee income decreased $1.5 million (81%) in the current quarter.
      Asset management revenues increased $2.3 million (39%) to $8.0 million, primarily as a result of increased fee-based accounts at Advest. The Bank's revenue increased 24% to $250,000 primarily due to increased trust revenues.
      Other income decreased $.3 million (18%) due primarily to lower execution fee income at Advest related to regulatory changes which impact over-the-counter trading revenue.
      Net interest income was $7.3 million, an increase of $.4 million (6%) from 1996. Advest's net interest rose $.4 million (7%) primarily due to higher average margin debits which were partly offset by increased borrowing costs.
      Compensation costs increased $6.4 million (16%) primarily due to higher sales-related compensation and incentives and higher firm payroll primarily related to general payroll increases and increased staff levels especially in research, investment banking, sales and trading departments. Communication costs increased $.6 million (12%) primarily related to volume-driven costs of Advest's third party data processor and increased computer software expenses. Other expenses decreased $.6 million (25%) primarily as a result of a $.6 million charge related to the early retirement of the Company's outstanding convertible debentures in the prior year.

Liquidity and Capital Resources
                    Three Months Ended December 31, 1997

      There have been no material changes to the Company's liquidity or capital resources since September 30, 1997.

The Advest Group, Inc.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      There have been no material changes to the Company's risk management analysis since September 30, 1997. Potential future losses associated with the Company's non-hedged financial instruments are within pre-determined levels of loss tolerance which are not material to results of operations, financial condition or cash flows.


                         Part II. Other Information


Item 1.  Legal Proceedings

      The Company has been named as defendant in a number of legal proceedings arising principally from its securities and investment banking business. Some of these actions involve claims by plaintiffs for substantial amounts. While results of litigation cannot be predicted with certainty, in the opinion of management, based on discussion with counsel, the outcome of these matters will not result in a material adverse effect on the financial condition, future operating results or cash flows of the Company.


Item 2.  Changes in Securities

       During the current quarter the Company assigned 8,648 shares of its common stock as compensation to employees under separate Employment Agreements.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
         Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)

      The interim financial information contained herein has been subjected to a review by Coopers & Lybrand L.L.P., the registrant's Independent Accountants, whose report is included on page 11 of this filing.

    (b) Reports on Form 8-K
         Form 8-K of the Registrant filed October 2, 1997, concerning acquisition of Ironwood Capital Ltd.

The Advest Group, Inc.

                      Report of Independent Accountants

To the Shareholders and Board of Directors of The Advest Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of December 31, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month period ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997, and the related statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report, dated October 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

COOPERS & LYBRAND L.L.P.


Hartford, Connecticut
January 14, 1998

The Advest Group, Inc.

                                 Signatures


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                         The Advest Group, Inc.
                                               Registrant




Date      February 6, 1998              /s/ Allen Weintraub
                                            Allen Weintraub,
                                       Chairman of the Board and
                                        Chief Executive Officer



Date     February 6, 1998             /s/ Martin M. Lilienthal
                                          Martin M. Lilienthal,
                                        Senior Vice President and
                                         Chief Financial Officer