Form 10-Q
period 1998-03-31
ADVEST GROUP INC
filed 1998-05-14
CIK 319489

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        X      SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended       March 31, 1998

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

Common Stock, $.01 par value                          8,947,933 Shares
          Class                                  Outstanding at May 1, 1998

Total of sequentially numbered pages 17

                          THE ADVEST GROUP, INC.

                                   INDEX


                                                                   Page No.
Part I.  Financial Information

Item 1.   Financial Statements

   Condensed Consolidated Balance Sheets
          March 31, 1998 and September 30, 1997                           3

   Condensed Consolidated Statements of Earnings
          Three and Six Months Ended March 31, 1998 and 1997              4

   Condensed Consolidated Statements of Cash Flows
          Six Months Ended March 31, 1998 and 1997                        5

   Notes to Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12


Part II.  Other Information

Item 1.   Legal Proceedings                                              12

Item 2.   Changes in Securities                                          12

Item 4.   Submission of Matters to a Vote of Security Holders            12

Item 6.   Exhibits and Reports on Form 8-K                               13

Signatures                                                               15

                                                    PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
                                                        The Advest Group, Inc.
                                                     Consolidated Balance Sheets
                                                             (Unaudited)

 In thousands, except share and per share amounts                               March 31, 1998  September 30, 1997
-----------------------------------------------------------------------------------------------------------------
 Assets
 Cash and short-term investments
      Cash and cash equivalents                                                    $     11,173     $     12,459
      Cash and securities segregated under federal and other regulations                    246              265
                                                                              -----------------------------------
                                                                                         11,419           12,724
                                                                              -----------------------------------
 Receivables
      Brokerage customers, net                                                          446,022          389,137
      Loans, net                                                                        204,938          199,166
      Securities borrowed                                                               339,898          290,745
      Brokers and dealers                                                                 7,200            4,096
      Other                                                                              15,723           12,751
                                                                              -----------------------------------
                                                                                      1,013,781          895,895
                                                                              -----------------------------------
 Securities
      Trading, at market value                                                          154,090           94,841
      Held to maturity (market values of $19,612 and $20,931)                            19,754           21,034
      Available for sale, at market value                                                 7,940           13,978
                                                                              -----------------------------------
                                                                                        181,784          129,853
                                                                              -----------------------------------

 Other assets
      Equipment and leasehold improvements, net                                          14,171           14,500
      Other                                                                              24,042           23,834
                                                                              -----------------------------------
                                                                                         38,213           38,334
                                                                              -----------------------------------
                                                                                    $ 1,245,197       $1,076,806
                                                                              ===================================
 Liabilities & shareholders' equity
 Liabilities
      Brokerage customers                                                               341,471          319,101
      Securities loaned                                                                 289,177          258,295
      Deposits                                                                          163,712          169,583
      Short-term borrowings                                                             130,621           61,496
      Securities sold, not yet purchased, at market value                                95,458           52,113
      Long-term borrowings                                                               48,192           41,321
      Checks payable                                                                      6,119           18,366
      Compensation and benefits                                                          21,491           25,477
      Brokers and dealers                                                                15,835            9,389
      Other                                                                              18,753           17,074
                                                                              -----------------------------------
                                                                                      1,130,829          972,215
                                                                              -----------------------------------
 Shareholders' equity
      Common stock, par value $.01, authorized 25,000,000 shares,
         issued 10,884,739 and 10,812,404 shares                                            109              108
      Paid-in capital                                                                    71,739           71,309
      Retained earnings                                                                  56,486           48,198
      Net unrealized gain (loss) on securities available for sale, net of taxe               13              (63)
      Treasury stock, at cost, 1,946,314 and 2,179,725 shares                           (13,270)         (14,390)
      Unamortized restricted stock compensation                                            (709)            (571)
                                                                              -----------------------------------
                                                                                        114,368          104,591
                                                                              -----------------------------------
                                                                                    $ 1,245,197      $ 1,076,806
                                                                              ===================================

                                                    -3-

 See Notes to Consolidated Financial Statements

                                                        The Advest Group, Inc.
                                                 Consolidated Statements of Earnings
                                                             (Unaudited)


                                                          Three Months Ended                   Six Months Ended
                                                               March  31,                         March  31,
                                                 --------------------------------------------------------------------
(In thousands, except per share amounts)                 1998              1997             1998              1997
---------------------------------------------------------------------------------------------------------------------
Revenues
    Commissions                                        $ 33,422          $ 29,844         $ 65,844          $ 58,344
    Interest                                             17,448            14,736           34,090            29,632
    Principal transactions                               11,563            10,218           22,325            20,545
    Investment banking                                    8,766             5,281           19,118            13,984
    Asset management and administration                   8,319             6,249           16,293            11,966
    Other                                                 1,925             2,154            3,342             3,889
                                                 ---------------   ---------------  ---------------   ---------------
    Total revenues                                       81,443            68,482          161,012           138,360
                                                 ---------------   ---------------  ---------------   ---------------

Expenses
    Compensation and benefits                            46,408            38,147           92,050            77,391
    Interest                                             10,132             8,225           19,529            16,268
    Communications                                        7,143             5,762           13,165            11,137
    Occupancy and equipment                               4,675             4,433            9,227             8,779
    Business development                                  1,787             1,413            3,456             3,032
    Professional                                          1,163             1,605            2,688             3,195
    Brokerage, clearing and exchange                      1,080             1,151            2,252             2,275
    Other                                                 1,757             2,285            3,646             4,944
                                                 ---------------   ---------------  ---------------   ---------------
     Total Expenses                                      74,145            63,021          146,013           127,021
                                                 ---------------   ---------------  ---------------   ---------------
Income before taxes                                       7,298             5,461           14,999            11,339

Provision for income taxes                                2,919             2,289            6,000             4,876
                                                 ---------------   ---------------  ---------------   ---------------
Net Income                                              $ 4,379           $ 3,172          $ 8,999           $ 6,463
                                                 ===============   ===============  ===============   ===============

Net income per common and common equivalent shares:
    Basic                                               $  0.54           $  0.40          $  1.11           $  0.80
    Diluted                                             $  0.47           $  0.35          $  0.97           $  0.70

Cash dividend per common share                          $  0.04           $  0.03          $  0.08           $  0.03

Average common and common equivalent shares outstanding:
    Basic                                                 8,158             8,010            8,130             8,031
    Diluted                                               9,356             9,142            9,277             9,581


                                                                    -4-
See Notes to Consolidated Financial Statements

                                                     The Advest Group,Inc.
                                             Consolidated Statements of Cash Flows
                                                          (Unaudited)

                                                                                     Six Months Ended March 31,
                                                                           -------------------------------------
In thousands                                                                          1998                1997
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                       $    8,999          $    6,463
   Adjustments to reconcile net income to net cash provided by
     (used for) operating activities:
        Depreciation and amortization                                                 4,412               3,932
        Provision for credit losses and asset devaluation                               105                 317
        Loss on retirement of subordinated borrowings                                     0                 608
        Deferred income taxes                                                           (80)                (21)
        Other                                                                           283                 138
   (Increase) decrease in operating assets:
        Receivables from brokerage customers, net                                   (56,932)            (18,976)
        Securities borrowed                                                         (49,153)            (15,597)
        Receivables from brokers and dealers                                         (3,104)              2,728
        Trading securities                                                          (53,735)             (5,192)
        Cash and securities segregated under federal and other regulations               19              (1,982)
        Proceeds form sales of mortgages held for sale                               18,631              13,808
        Originations and purchases of mortgages held for resale                     (32,649)            (14,573)
        Other                                                                        (4,665)             (1,732)
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                          22,370              40,463
        Securities loaned                                                            30,882              19,532
        Securities sold, not yet purchased                                           43,345              (8,929)
        Checks payable                                                              (12,247)             (5,801)
        Other                                                                         4,814              (2,175)
                                                                           -----------------   -----------------
Net cash (used for) provided by operating activities                                (78,705)             13,011
                                                                           -----------------   -----------------
FINANCING ACTIVITIES
     Net decrease in deposits                                                        (5,871)             (9,326)
     Proceeds from short-term borrowings                                             24,584                 539
     Repayment of short-term borrowings                                             (28,188)             (1,970)
     Short-term brokerage borrowings, net                                            72,600             (12,800)
     Proceeds from long-term borrowings                                               7,000              35,000
     Repayment of long-term borrowings                                                    0              (3,570)
     Retirement of subordinated borrowings                                                0             (20,545)
     Other                                                                              748              (1,117)
                                                                           -----------------   -----------------
Net cash provided by (used for) financing activities                                 70,873             (13,789)
                                                                           -----------------   -----------------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                         17,447               3,818
      Maturities of available for sale securities                                     2,260                 898
      Maturities of held to maturity securities                                      11,681              11,907
      Purchases of available for sale securities                                    (17,709)                (27)
      Purchases of held to maturity securities                                      (10,500)             (5,000)
      Investment advisory business, net                                                   0                 160
  Loans sold                                                                          5,742                   0
  Sales of OREO, net                                                                    304                 515
  Principal collections on loans                                                     40,915              12,695
  Loans originated                                                                  (38,880)            (13,059)
  Other                                                                              (4,714)             (5,628)
                                                                           -----------------   -----------------
Net cash provided by investing activities                                             6,546               6,279
                                                                           -----------------   -----------------
(Decrease) increase in cash and cash equivalents                                     (1,286)              5,501
Cash and cash equivalents at beginning of period                                     12,459              11,461
                                                                           -----------------   -----------------
Cash and cash equivalents at end of period                                         $ 11,173            $ 16,962
                                                                           =================   =================
Interest paid                                                                      $ 14,690            $ 15,383
Income taxes paid                                                                  $  7,262            $  3,576
Non-cash activities:
     Securitization of mortgages                                                   $  1,428            $  2,633
     Restricted stock awards, net of forfeitures                                   $    137            $      0

                                                                 -5-

See Notes to Consolidated Finanical Statements

The Advest Group, Inc.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Financial Statements:
     The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer, and Advest Bank and Trust Company (the "Bank"), a federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods presented have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 1997 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
     The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:
Earnings Per Share:
     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share" in February 1997. As of December 31, 1997, the Company adopted SFAS 128, as required, and its implementation did not have a material impact on the Company's computation of earnings per share.
     Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. The diluted calculation for 1997 also assumed full conversion of the Company's outstanding subordinated debentures into common stock and elimination of the related interest expense, net of taxes. The debentures were retired in January 1997.

Trading Positions:
     Advest's trading securities and securities sold, not yet purchased are valued at market with unrealized gains and losses reflected in current period revenues from principal transactions and investment banking.
     Securitized Lloans are held for sale, where securitized, are done so on a servicing-retained basis, primarily to government agencies (e.g. Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") and are done so on a servicing-retained basis. Securitized loans are classified as trading securities, and associated servicing rights for loans sold on a servicing-retained basis are capitalized as a component of other assets and amortized in accordance with SFAS 122. Gains or losses resulting from securitizingation a loan transactions are included in other income classified as Gains(Losses) on Sale of Residential Loans, and gains or losses resulting from the sale of securitized loans are included in classified as Revenue from Pprincipal tTransactions - Trading.


Accounting Pronouncements:

The FASB has issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The Company will adopt SFAS 132 in its 1999 fiscal year, as required, and does not expect its implementation to have a material impact on the Company's financial condition, results of operations, or cash flows.

The Advest Group, Inc.

3.  Capital and Regulatory Requirements:
     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At March 31, 1998, Advest's regulatory net capital of $60.7 million was 12% of aggregate debit balances and exceeded required net capital by $50.7 million.
     Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. As a federal chartered savings bank, the Bank is required to limit annual dividends to the most recent four quarters of net income, subject to limitations. No dividends have been declared or paid by the Bank during the current fiscal year. At March 31, 1998, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 7.05%, 10.32% and 9.07%, respectively, which met all regulatory requirements.

4. Common Stock:
     In 1988, the Board of Directors of the Company adopted a shareholder rights plan. The plan provides for the distribution of one common stock purchase right for each outstanding share of common stock of the Company. In March 1998, the Board of Directors adopted an amendment to the plan extending the term of the rights, increasing their exercise price, and making other changes to the plan. After giving effect to this amendment, each right entitles the holder, following the occurrence of certain events, to purchase one share of common stock at a purchase price of $60 per share subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which either a person or group of affiliated persons acquires, or commences a tender offer to acquire 20% or more of the Company's common stock or a person or group of affiliated persons acquires 15% of the Company's common stock and is determined by the Board of Directors to be an "Adverse Person." Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances, a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring company at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in October 2008 unless earlier redeemed or exchanged by the Company.

The Advest Group, Inc.

     The following table provides the calculation of net income per common share for the quarters ended March 31, 1998 and 1997:

                                 For the quarters ended March 31,
                                ---------------------------------
                                    Basic              Diluted
In thousands, except per        ---------------------------------
  Share amounts                 1998     1997       1998     1997
-----------------------------------------------------------------

Net income                    $4,379   $3,172     $4,379   $3,172
Interest expense
   on debentures, net             --       --         --       70
                              -----------------------------------
Net income applicable to
   common stock               $4,379   $3,172     $4,379   $3,242
                              ===================================

Average number of common shares
  outstanding during
   the period                  8,904    8,464      8,904    8,464
Adjustments:
  Contingently issuable
   shares                       (746)    (454)        --       --
  Exercise of stock options       --       --        452      299
  Conversion of debentures        --       --         --      379
                             ------------------------------------
Average number of common
  shares outstanding           8,158    8,010      9,356    9,142
                             ====================================

Net income per common share  $   .54  $   .40    $   .47  $   .35
                             ====================================

                              For the six months ended March 31,
                               ---------------------------------
                                   Basic              Diluted
In thousands, except per       ---------------------------------
  Share amounts                1998     1997       1998     1997
-----------------------------------------------------------------

Net income                   $8,999   $6,463     $8,999   $6,463
Interest expense
   on debentures, net            --       --         --      274
                             -----------------------------------
Net income applicable to
   common stock              $8,999   $6,463     $8,999   $6,737
                             ===================================

Average number of common shares
   outstanding during
    the period                8,799    8,443      8,799    8,443
Adjustments:
   Contingently issuable
    shares                     (669)    (412)        --       --
   Exercise of stock options     --       --         478     273
   Conversion of debentures      --       --          --     865
                             -----------------------------------
Average number of common
   shares outstanding         8,130    8,031       9,277   9,581
                             ===================================

Net income per common share  $ 1.11 $    .80    $    .97 $   .70
                             ===================================

The Advest Group, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     The Advest Group, Inc. ("AGI"), together with its subsidiaries, provides diversified financial services including securities brokerage, trading, investment banking, residential mortgage lending, trust and asset management. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the political and economic climates both domestically and abroad, interest rates and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next.
     The Company reported net income of $4.4 million for the quarter ended March 31, 1998 compared with $3.2 million in the prior year, an increase of 38%. Current quarter basic and diluted earnings per share were $.54 and $.47, respectively, compared with $.40 and $.35, respectively, a year ago. Total revenues increased 19% to a record $81.4 million. Through the first half of the fiscal year, net income was $9.0 million compared with $6.5 million last year, a 39% increase. Basic and diluted earnings per share were $1.11 and $.97, respectively, compared with $.80 and $.70, respectively, in the prior year. Total revenues increased 16% to a record $161.0 million.
     In December 1997, the Company filed a Form S-3 Shelf Registration which enables it to issue both debt and equity securities up to an aggregate $50 million. Potential proceeds from debt or equity offerings would be used for general corporate purposes which may include debt refinancing and growth through acquisition. The registration was declared effective January 5, 1998.
     In October 1997, the Company acquired Ironwood Capital Ltd., a private investment bank. Ironwood personnel joined Advest's Investment Banking Group as the Corporate Fixed Income Department. In December 1997, Hannah Consulting Group, an investment management subsidiary of the Company, was merged into Advest's Investment Management Department.

Advest, Inc.
     Equity markets had their best March quarter in over a decade despite interest rate concerns, the Asian crisis and lower corporate profit expectations. The Dow Jones Industrial Average and S&P 500 gained 11% and 14%, respectively, during the quarter and 33% and 45%, respectively, from the prior year to close at 8800 and 1102, respectively. Technology stocks, despite earnings disappointments from several industry leaders, led the Nasdaq Composite to a record close at 1836, up 17% and 51%, respectively, for the quarter and year. Stock and bond underwritings increased 63% from the prior year as a sharp drop in interest rates spurred corporate bond refinancings. In addition, investor interest in high quality equities was initiated by sell-off of Asian issues.
     In this market environment, Advest achieved a third consecutive quarter of record revenues. Year-to-year pre-tax income increased 28% to $7.6 million and revenues increased 20% to $76.6 million. Agency commissions increased 12% to $33.4 million and, for the second quarter in a row, record highs were achieved for investment executive productivity as well as profitability of our retail sales offices. Investment banking revenue increased 64% to $8.8 million. During the quarter, Corporate Finance served as lead or co-manager of five initial public offerings raising $270 million for clients. Public Finance co-managed over $5 billion of new issues, including three transactions for New York City totaling $2.7 billion. Asset management revenue increased 38% to $7.8 million, a record high for the twelfth consecutive quarter. At March 31, client assets in Advest's fee-based programs totaled close to $3 billion.

The Advest Group, Inc.

Advest Bank and Trust
     The Bank posted pre-tax income of $.2 million compared with $.1 million last year. The Bank remains well-capitalized and in full regulatory compliance. At March 31, 1998, the Bank's nonperforming assets totaled $5.0 million (2.3% of total Bank assets) compared with $5.2 million (2.3% of total Bank assets) at September 30,1997.

Results of Operations

                 Three Months Ended March 31, 1998 Versus
                     Three Months Ended March 31, 1997

     Net revenues, total revenues less interest expense, were $71.3 million, an increase of $11.1 million (18%). Revenue gains were posted in all categories with the exception of other income. Non-interest expenses increased $9.2 million (17%) to $64.0 million primarily due to higher firm payroll and sales-driven compensation at Advest. The effective tax rate was 40% in the current year versus 42% in the prior year. The lower rate relates to lower state tax obligations, primarily in Connecticut.
     Agency commissions increased $3.6 million (12%) with gains posted across the board. Mutual fund commissions, including distribution fees, increased $1.7 million (19%) reflecting record infusions of cash in the market place, largely from 401k plans, into mutual funds. Listed commissions increased $1.0 million (8%) and over-the-counter commissions increased $.5 million (9%) reflecting the robust activity in the equity markets. While the total number of investment executives actually declined year-to-year, recruitment and retention of experienced professionals has contributed to substantial increases in average annual production per broker. Together with increased stock market volume and record prices, this contributed to higher commission revenues in the current quarter.
      Investment banking revenues increased $3.5 million (66%) primarily due to a $2.2 million (166%) increase in commissions from equity offerings and a $.4 million (59%) increase in related underwriting fees. Merger and acquisition revenue increased $.9 million (434%) with $.5 million of current quarter revenue related to one client.
      Revenue from principal transactions increased $1.3 million (13%) primarily due to higher trading profits consistent with activity in debt and equity markets discussed previously. Over-the-counter trading profits improved $.5 million to $.4 million compared with a trading loss in the year earlier quarter. Corporate bond trading profits increased $.5 million (95%) and related commissions increased $.4 million (9%).
     Asset management and administration revenue increased $2.1 million (33%) primarily related to growth in Advest's fee-based client base. Other income declined $.2 million (11%) primarily related to lower execution fee income at Advest related to regulatory changes which impact over-the-counter trading revenue.
     Net interest income increased $.8 million (12%) primarily related to substantially higher average margin debits which are financed by increased short-term borrowings and customer stock loan activities. This has resulted in narrowing the overall interest spread compared with debits financed by free credit balances which are paid a lower interest rate than Advest's borrowing rate. The Bank's net interest income was substantially unchanged year-to-year.
     Compensation and benefits costs increased $8.3 million (22%) primarily related to volume-driven sales compensation and related incentives as well as increased firm payroll related to increased headcount and general payroll increases. Communications costs increased $1.4 million (24%) primarily related to increased computer software costs and enhanced technology services as well as sales-volume-driven increases in costs paid to Advest's third party data processor. Professional fees declined $.4 million (28%) primarily due to large personnel agency fees paid in

The Advest Group, Inc.

the year earlier quarter related to recruitment in Advest's capital markets and sales departments. Business development costs increased $.4 million primarily related to higher attendance at Advest's annual National Sales and Training Conference for its retail sales force. Other expenses decreased $.5 million (21%) primarily related to costs incurred in the prior year related to an initial public offering that was not consummated lower unreimbursed underwriting costs andas well as lower costs associated with foreclosed properties of the Bank.

                  Six Months Ended March 31, 1998 Versus
                      Six Months Ended March 31, 1997

     Net revenues increased $19.4 million (16%) and non-interest expenses increased $15.7 million (14%). Year-to-date variances in agency commissions, principal transactions, net interest income, asset management and other income are consistent with the March quarter analysis. On the expense side, year-to-date variances for compensation and benefits, business development and communications costs are consistent with the March quarter analysis.
     Investment banking revenues increased $5.1 million (37%). Commissions related to equity underwritings increased $1.6 million (33%) and related underwriting fees increased $.4 million (27%) with all of the increase related to current quarter activity. Corporate Finance's revenue from private placements increased $1.5 million primarily to deals completed by the Corporate Fixed Income Group, formerly Ironwood Capital, an investment bank acquired in the first quarter. Merger and acquisition fees declined $.6 million (31%) as the current quarter's $.9 million increase partly offset a $1.5 million first quarter decline.
     Professional fees declined $.5 million (16%) primarily related to 66% and 19% declines in personnel agency and legal fees, respectively, of Advest. Other expenses decreased $1.1 million (23%) primarily as a result of a $.6 million charge related to the early retirement of the Company's outstanding convertible debentures in the prior year. In addition, other expenses declined as a result of costs incurred in the prior year related to an initial public offering that was not consummated lower unreimbursed underwriting costs and as well as lower costs associated with foreclosed properties of the Bank.


Liquidity and Capital Resources

                      Six Months Ended March 31, 1998

     There have been no material changes to the Company's liquidity or capital resources since September 30, 1997.
     Receivables from brokerage customers increased $56.9 million (15%) and were financed in part by an increase of $22.4 million (7%) in brokerage customer payables. Short-term borrowings increased $69.1 million (112%) primarily to finance the net increase in brokerage receivables over payables as well as higher trading inventories (net increase in long accounts over short accounts was $10.4 million) and increased stock borrowing activities.(net increase in stock loan over stock borrow was $18.3 million).
     There were no other material changes to the Company's liquidity or capital resources since September 30,1997.

Forward Looking Statements
     Some matters discussed in this report include forward-looking statements that involve risks and uncertainties, many of which are beyond the Company's control, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices and other factors.

The Advest Group, Inc.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the Company's market risk analysis during the current quarter.


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


Item 2.  Changes in Securities

     During the current quarter the Company assigned 8,971 shares of its common stock as compensation to employees under separate Employment Agreements.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company commenced solicitation of proxies on December 24, 1997 in connection with its Annual Meeting held on January 29, 1998. The solicitation was performed in accordance with Section 14 of the Securities and Exchange Act of 1934 and the rules thereunder. There was no solicitation in opposition to management's solicitation. A total of 8,335,773 shares were represented at the meeting out of the total of 8,680,332 shares issued and outstanding as of the December 10, 1997 record date for the meeting.
      At the Annual Meeting, the reelection as director of William B. Ellis and the election as directors of Ronald E. Compton and Marne Obernauer, Jr. to serve for three year terms expiring in 2001 was considered. All such nominees were reelected or elected to the Board of Directors. The nominees received the following votes:

The Advest Group, Inc.

                              In Favor
                       ---------------------
Nominee                In Person    By Proxy    Total          Withheld

Ronald E. Compton.     1,597,766    6,630,270   8,228,036      216,147
William B. Ellis       1,604,237    6,603,566   8,207,803      206,460
Marne Obernauer, Jr.   1,533,727    6,638,098   8,171,825      163,949

     The terms of office of the following continuing directors expire in 1999: Richard G. Dooley, Robert W. Fiondella, and John A. Powers. The terms of office of the following continuing directors expire in 2000: Sanford Cloud, Jr., Grant W. Kurtz, Barbara L. Pearce, and Allen Weintraub. The following directors did not continue on the Board of Directors of the Company following the January 29, 1998 Annual Meeting: George A. Boujoukos and Anthony A. LaCroix.
     The only other matter considered at the Annual Meeting was a stockholder proposal submitted by Mr. John Jennings Crapo concerning disclosure of charitable contributions by the Company. Mr. Crapo's proposal was defeated, with the following votes:

      In Favor       Against      Abstaining   No Votes

      1,038,677      5,377,335    162,580      1,757,181

      No other matters were voted upon at the annual meeting.


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits
        Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronicfiling only to SEC)

       The interim financial information contained herein has been subjected to a review by Coopers & Lybrand L.L.P., the registrant's Independent Accountants, whose report is included on page 14 of this filing.

   (b) Reports on Form 8-K
        Form 8-K filed March 16, 1998 reporting approval by the Board of Directors of an Amendment to the Company's existing Shareholder Rights Agreement.

The Advest Group, Inc.

                     Report of Independent Accountants


To the Shareholders and Board of Directors of The Advest Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and subsidiaries (the "Company") as of March 31, 1998, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended March 31, 1998 and 1997 and cash flows for the six-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




Hartford, Connecticut
April 15, 1998

The Advest Group, Inc.

                                Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                            The Advest Group, Inc.
                                                  Registrant




Date  May 12, 1998                            /s/ Allen Weintraub
                                                Allen Weintraub,
                                           Chairman of the Board and
                                            Chief Executive Officer



Date  May 12, 1998                          /s/ Martin M. Lilienthal
                                              Martin M. Lilienthal,
                                           Senior Vice President and
                                            Chief Financial Officer

The Advest Group, Inc.

                               Exhibit Index


 Exhibit      Description

    27 Financial Data Schedule (Selected financial data - for EDGAR electronic transmission only for SEC.)