Form 10-K/A
period 1997-09-30
ADVEST GROUP INC
filed 1998-07-24
CIK 319489

                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                Form 10-K/A

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

Indicate by an (X) if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $184,116,101 as of December 1, 1997.

On December 1, 1997 the Registrant has outstanding 8,680,332 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

Part III incorporates information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on January 29, 1998.

Total number of sequentialy numbered pages 74
Exhibit index sequetial page number page   71

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
                                                     ===          ===

   Advest is a member of all major securities exchanges in the United States, the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). In addition, Advest is registered with the Commodity Futures Trading Commission ("CFTC") as a commodity trading advisor and a futures commission merchant and clears all option transactions through an independent third party broker.
   The Bank opened for business in 1984 as a state-chartered savings bank. Effective April 15, 1997, the Bank converted to a federal savings bank, and ceased to be a state-chartered bank. As a federal savings bank, the Bank is regulated by the Office of Thrift Supervision ("OTS"), but its deposits continue to be insured under the Bank Insurance Fund of the FDIC. This regulatory and charter change enables the Bank to provide residential lending and trust services in all 50 states. The Bank's headquarters is located at 90 State House Square, Hartford, Connecticut 06103. The Bank closed its sole retail branch located in Hartford, CT during the current fiscal year, subsequent to its conversion to a federal charter which does not require it to have a branch office. The Bank has representative offices in Springfield, Massachusetts and Columbus, Ohio for trust and mortgage origination, respectively, as well as two trust offices opened during fiscal 1997 in New Canaan, CT and Pittsburgh, PA. All representative offices share office space with Advest retail offices. The Bank's principal business activities consist of soliciting and servicing fiduciary and retirement plan trust business and conducting a broad range of mortgage banking services, primarily to clients of Advest. The Bank also provides residential first mortgage and home equity lending funded by customer deposits, together with funds from capital and other borrowings. In recent years, the total assets of the Bank have declined as part of a planned reduction in its asset base. The Bank's loan portfolio includes single and multi-family residential mortgages, consumer loans and commercial mortgages. The Bank has expanded its residential mortgage lending production in recent years, and places excess volume not retained in portfolio with investors, principally federal agencies and major private mortgage conduits. It is the Bank's strategy to sell most of the newly originated fixed rate and adjustable rate residential mortgage loans to investors in the secondary market by securitizing with government agencies or selling as whole loans to secondary market investors. Investments include government and agency obligations and mortgage-backed securities. The Bank does not currently have a material source of deposits other than those obtained through Advest. Deposits in the Bank are insured by the Bank Insurance Fund of the FDIC, subject to applicable limits.
   In fiscal 1991, the OTS approved requests by AGI and the Bank for the Bank to be deemed a "savings association" by virtue of its meeting the test for a qualified thrift lender and for AGI, as the sole shareholder of a "savings association", to be treated as a unitary thrift holding company. In order to retain its status as a "savings association" the Bank must continue to satisfy the "qualified thrift lender" test. This test generally requires that an institution maintain a minimum of 65% of its assets in residential real estate and related investments. At September 30, 1997, 86.7% of the Bank's portfolio consisted of such assets.

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

Financial Information about Industry Segments
The information required by this item is disclosed in item 8 of this filing in Note 19 of Notes to Consolidated Financial Statements.

Narrative Description of Business
(1)  Revenues
The principal sources of revenue for the last five years are disclosed in item 8 of this filing under the caption "Five Year Financial Summary". A discussion of the components of services provided and related compensation follows.

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

Asset Management and Administration
Advest provides money management services to its brokerage customers through its Investment Management Department ("IMD"). IMD provides various services to brokerage clients including client profiling, asset allocation, manager selection, due diligence and performance measurement. Recommended portfolio managers include managers in the proprietary Advest Managed Portfolio Services as well as managers not affiliated with the Company. Revenue is generated from fees and/or commissions. At September 30, 1997, IMD had approximately $2.7 billion of assets under management.
   BSC, an investment advisor, services private clients and was investment advisor to the Company's proprietary mutual funds, until their sale in fiscal 1995. HCG, an investment management firm acquired by the Company in the current year, provides consulting services primarily to pension funds. Other services include retirement plan administration, securities custody and safekeeping.
   The Advest Reserve Cash Account ("ARCA") enables brokerage clients to participate in an integrated financial services program. ARCA clients have access to their assets through unlimited checkwriting and a VISA debit card issued by a major third party bank as well as on-request loans collateralized by margined securities. Direct deposit is available to ARCA accounts who can select among several automatic investment options for idle cash balances, including an FDIC-insured money market account with the Bank and five money market mutual funds. Other services offered to all clients include retirement plan servicing, securities custody and asset safekeeping.
   The Bank, through its Trust Division, provides fiduciary, trustee and custody services to individuals, corporate retirement plans, financial institutions and other entities. The Bank primarily acquires trust and custody accounts through Advest's retail sales force.

Advest Bank and Trust Company Net Interest Income
Net interest income is the excess of the interest income and loan fee income over interest expense. The Bank derives interest income from loans extended for the purposes of residential, commercial and consumer credit. Funds not used in lending are invested primarily in money market instruments and short and adjustable rate mortgage-backed securities. The Bank's loans and investments are funded by interest-bearing deposits, by debt (primarily advances from the Federal Home Loan Bank of Boston), and by the Bank's equity capital. The Bank's interest and loan fee income has historically exceeded the interest expense of funding and has produced positive net interest income.
   The Bank is subject to interest rate risk to the degree that the Bank's interest-bearing liabilities reprice or mature more rapidly, and in greater volume, as is the case currently, than its interest-earning assets (see Distribution of assets, liabilities and shareholder's equity, interest rates and interest differentials as disclosed on page 10 of this filing and in Notes 15 and 16 of Notes to Consolidated Financial Statements in item 8 of this filing.

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

   The Bank posted pre-tax income of $.7 million and $1.1 million, respectively, for fiscal 1997 and 1996 after posting losses in each of the previous six fiscal years. In July 1991, the Bank entered into a Memorandum of Understanding ("MOU") with its regulators to address certain concerns arising out of an examination of the Bank. In February 1993, the Bank entered into a new MOU with its regulators with terms similar to the original MOU. During 1996, the Bank achieved compliance with all requirements of the MOU and, in July 1996, the MOU was lifted.
   Refer to item 7 of this filing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in item 8 of this filing in Notes 5 and 12 of the Notes to Consolidated Financial Statements for a further description of capital and regulatory considerations concerning the Bank.
   Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, various state legislatures and governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject financial institutions to increased regulation, disclosure and reporting requirements. The Bank is not restricted by federal bank regulations from the declaration of dividends. No dividends were declared in 1997. (For further discussion concerning dividend restriction applicable to the Bank refer item 8 of this filing in Note 12 of Notes to Consolidated Financial Statements. It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to what extent the business of the Bank may be affected.
   Federal banking regulations define five categories of capital adequacy for all insured depository institutions, including categories that would prompt supervisory actions. These categories include "well capitalized" (with total risk based capital of greater than 10% of risk adjusted assets, Tier 1 capital of greater than 6% of risk adjusted assets and leverage capital of greater than 5% of assets), "adequately capitalized" (greater than 8%, 5% and 4% respectively), "undercapitalized" (less than 8%, less than 4% and less than 4%, respectively), "significantly undercapitalized" (less than 6%, 3% and 3%, respectively) and "critically undercapitalized" (tangible capital of less than 2% of total assets.) In addition, an institution may not be categorized as "well capitalized" if it is subject to a regulatory order. Financial institutions classified as one of the three undercapitalized categories are subject to progressively more restrictive limitations on activities and may be subject to orders to increase capital and to cease certain activities and practices. A "critically undercapitalized" institution, among other additional restrictions, may, under certain conditions, be placed in a receivership or a conservatorship. Holding Company guarantees apply if an insured institution is classified "undercapitalized". Such holding company guarantees include guarantee of compliance with banking rules, regulations and laws and the improvement of the bank, including limited capital support. As previously disclosed, the Bank, meets the criteria to be classified a "well capitalized" bank as of September 30, 1997.
(4)  Disclosure Requirements for Nonbank Holding Companies
Article 9 of Regulation S-X and Industry Guide 3 specify financial statement and certain disclosure requirements for bank holding companies. SEC Staff Accounting Bulletin No. 69 ("SAB 69") details the view of the SEC staff concerning the applicability of Article 9 and Industry Guide 3 to registrants which are not bank holding companies. The bulletin concludes that a nonbank holding company registrant engaged in similar lending and deposit activities should provide certain disclosures relevant to an understanding of the Registrant's operations. In accordance with SAB 69, the Company, a nonbank holding company, makes the following disclosures regarding the Bank.

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

                                                     1997                       1996                        1995
                                         -----------------------------------------------------------------------------------
                                                    InterestAverage            InterestAverage             Interest Average
                                           Average  Income/ Yields/   Average  Income/ Yields/   Average   Income/  Yields/
(In thousands)                             Balance  Expense  Rates    Balance  Expense  Rates    Balance   Expense   Rates
----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets
  CD's, time deposits, federal funds
    and other short-term investments       $  5,674  $  313    5.52%  $  8,132  $  436    5.36%  $  6,294   $   366    5.82%
  Investment securities:      (1)
    U.S. government and agency obligation       905      54    5.96%       541      32    5.91%     2,107       151    7.17%
    Other                                       500      39    7.80%       606      40    6.60%       703        47    6.69%
    Mortgage-backed securities               18,265   1,186    6.49%    21,815   1,378    6.32%    35,321     2,044    5.79%
    FHLB stock                                2,272     145    6.38%     2,233     145    6.49%     2,129       157    7.37%
  Loans (net of unearned income)      (2)   184,619  13,867    7.51%   206,680  16,040    7.76%   258,011    19,975    7.74%
                                         -----------------------------------------------------------------------------------
      Total interest-earning assets         212,235  15,604    7.35%   240,007  18,071    7.53%   304,565    22,740    7.47%
                                         -----------------------------------------------------------------------------------
Noninterest-earning assets
  Cash and cash equivalents                     817                        874                        960
  Property and equipment                        742                        683                        692
  Interest receivable                         1,151                      1,593                      2,339
  OREO and other assets                       2,654                      5,856                     16,839
                                         -----------                -----------                -----------
    Total noninterest-earning assets          5,364                      9,006                     20,830
                                         -----------                -----------                -----------
                                           $217,599                   $249,013                   $325,395
                                         ===========                ===========                ===========
Liabilities and shareholder's equity

Interest-bearing liabilities
  Total deposits      (3)                  $182,739  $7,619    4.17%  $215,117  $8,974    4.17%  $275,962   $11,370    4.12%
  FHLB advances                              18,240   1,175    6.44%    14,364   1,005    7.00%    23,965     1,605    6.70%
                                         -----------------------------------------------------------------------------------
    Total interest-bearing liabilities      200,979   8,794    4.38%   229,481   9,979    4.35%   299,927    12,975    4.33%
                                         -----------------------------------------------------------------------------------
Noninterest-bearing liabilities
  Accrued interest payable                      739                      1,023                      1,251
  Other liabilities                             887                      4,004                      5,138
  Accrued expenses                              257                        474                        232
                                         -----------                -----------                -----------
    Total noninterest-bearing liabilities     1,883                      5,501                      6,621
                                         -----------                -----------                -----------
Shareholder's equity                         14,737                     14,031                     18,847
                                         -----------                -----------                -----------
                                           $217,599                   $249,013                   $325,395
                                         ===========                ===========                ===========
Net interest income (tax equivalent basis)           $6,810                     $8,092                      $ 9,765
                                                    ========                   ========                   ==========
Net interest spread (tax equivalent basis)                     2.98%                      3.18%                        3.14%
                                                            ========                   ========                     ========
Net interest income as a percentage of
   interest-earning assets (tax equivalent basis)              3.21%                      3.37%                        3.21%
                                                            ========                   ========                     ========

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

                                                               1997 vs. 1996                      1996 vs. 1995
                                                    Increase (decrease) due to chang    Increase (decrease) due to change in
(In thousands)                                           Volume    Rate      Total           Volume    Rate   Total
--------------------------------------------------------------------------------------------------------------------------
Interest income
  CD's, time deposits, federal funds
    and other short-term investments                    $(  132)  $     9   $(  123)        $   112 $(  42) $    70
  Investment securities:      (1)
    US government and agency obligations                     21         1        22            (120)     1     (119)
    Other                                                    (7)        6        (1)             (6)    (1)      (7)
    Mortgage-backed securities                             (225)       33      (192)           (883)   217     (666)
    FHLB stock                                                3        (3)        0              50    (62)     (12)
  Loans (net of unearned income)      (2)                (1,677)     (496)   (2,173)         (3,978)    43   (3,935)
                                                       -----------------------------       -------------------------
      Total interest income                              (2,017)     (450)   (2,467)         (4,825)   156   (4,669)
                                                       -----------------------------       -------------------------
Interest expense
  Total deposits      (3)                                (1,350)       (5)   (1,355)         (2,634)   238   (2,396)
  FHLB advances                                             269       (99)      170            (420)  (180)    (600)
                                                       -----------------------------       -------------------------
      Total interest expense                             (1,081)     (104)   (1,185)         (3,054)    58   (2,996)
                                                       -----------------------------       -------------------------
Change in net interest income                           $(  936)  $(  346)  $(1,282)        $(1,771)$   98  $(1,673)
                                                       =============================       =========================

      (1)  Securities available for sale are included in investment securities.
      (2)  Non-accrual loans at year end are included in the total loan portfolio.
      (3)  Includes net cost of interest rate swaps and caps.


Investment Activities

The following table summarizes the composition of the securities portfolio (book values) for the three years ended September 30, 1997:

                                                               1997               1996             1995
                                                       ----------------------------------------------------
(In thousands)                                            Amount       %     Amount       %   Amount      %
-----------------------------------------------------------------------------------------------------------
US government and agency obligations                    $   600         3%  $   599      2% $   490      3%
Mortgage-backed securities                                8,002        38%   10,635     42%  21,965     83%
Other                                                       500         2%      500      2%     596      2%
FHLB stock                                                2,270        11%    2,233     10%   2,233      8%
Securities available for sale      (4)                    9,677        46%   11,157     44%   1,127      4%
                                                       ----------------------------------------------------
Total                                                   $21,049       100%  $25,124    100% $26,411    100%
                                                       ====================================================

The following table sets forth the maturities of investment securities at September 30, 1997 and the weighted average (tax equivalent) yields on such securities:

                                                                                Five to
                                     Within               After one but           ten           After ten
                                    one year            within five years        years            years          Total
                             ---------------------------------------------------------------------------------------------
(In thousands)               Amount        Yield        Amount    Yield     Amount   Yield  Amount   Yield  Amount  Yield
--------------------------------------------------------------------------------------------------------------------------
US government and agency
   obligations               $  600               5.25%                                                     $   600  5.25%
Mortgage-backed securities                                                                   $8,002   7.00%   8,002  7.00%
Other                                                      $500      8.00%                                      500  8.00%
FHLB stock                    2,270               6.45%                                                       2,270  6.45%
Securities available
  for sale      (4)                                                                           9,677   5.34%   9,677  5.34%
                             ---------------------------------------------------------------------------------------------
    Total                    $2,870               6.20%    $500      8.00%       $0   0.00% $17,679   6.09% $21,049  6.00%
                             =============================================================================================

     (4) Securities available for sale are detailed in Note 4 of Notes to
Consolidated Financial Statements in item 8 of this filing.

As of September 30, 1997, the Bank held no securities investments which exceeded 10% of shareholder's equity.

                                    -11-

Lending Activities

The following table summarizes the composition of loan portfolio for the three years ended September 30, 1997:

                                      1997                 1996                  1995
                             ------------------- ---------------------- --------------------
(In thousands)                 Amount      %       Amount        %        Amount      %
--------------------------------------------------------------------------------------------
Commercial and financial      $  4,627        2%   $  2,757          2%  $  3,856         3%
Real estate construction         3,637        2%      4,946          2%     5,597         1%
Real estate mortgage           179,188       94%    177,734         95%   222,424        96%
Installment                      3,732        2%      1,097          1%       922          -
                             ------------------- ---------------------- --------------------
   Gross total loans          $191,184      100%   $186,534        100%  $232,799       100%
                                       =========            ===========           ==========

Less:  Allowance for loan los    2,479                2,278                 2,213
                             ----------          -----------            ----------
   Net total loans            $188,705             $184,256              $230,586
                             ==========          ===========            ==========

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

                                                  After  one   After
                                        Within    but within   five
(In thousands)                         one year   five years   years      Total
----------------------------------------------------------------------------------
Commercial and financial                 $  777     $ 3,234   $    616   $  4,627
Real estate construction                  2,610       1,027         -       3,637
Real estate mortgage                      1,843      34,313    143,032    179,188
Installment                                 604       2,737        391      3,732
                                       --------- ---------------------- ----------
    Total                                $5,834     $41,311   $144,039   $191,184
                                       ========= ====================== ==========

Fixed interest rate                       2,239     $11,926   $ 50,940
Variable interest rate                    3,595      29,385     93,099
                                       --------- ----------------------
    Total                                $5,834     $41,311   $144,039
                                       ========= ======================


Nonperforming Assets

A summary of nonperforming assets by type follows for the three years ended September 30, 1997:


(In thousands)                                      1997       1996        1995
----------------------------------------------------------------------------------
Non-accrual loans                                    $4,135     $1,422     $  290
Restructured loans                                         -        -            -
Other real estate owned, net                          1,046        984      2,849
                                                 ---------------------- ----------
Total nonperforming assets                           $5,181     $2,406     $3,139
                                                 ====================== ==========
Nonperforming assets as a percentage of loans
  and other real estate owned                           2.7%       1.3%       1.3%
                                                 ====================== ==========


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

The following table summarizes the Bank's loan loss experience for each of the three years ended September 30, 1997:


(In thousands)                                    1997     1996        1995
-----------------------------------------------------------------------------
Balance at beginning of period                    $2,278   $2,213      $4,645
                                                -------- --------    --------
Charge-offs:
     Real estate mortgage                            725    1,196       7,845
     Installment                                       -        -           -
     Commercial                                        -       81         483
                                                -------- --------    --------
                                                     725    1,277       8,328
                                                -------- --------    --------
Recoveries:
     Real estate mortgage                            297      273         258
     Commercial                                        -       15           1
                                                -------- --------    --------
                                                     297      288         259
                                                -------- --------    --------
Net charge-offs                                      428      989       8,069
Additions charged to operations                      629    1,054       5,637
                                                -------- --------    --------
Balance at end of period                          $2,479   $2,278      $2,213
                                                ======== ========    ========
Ratio of net charge-offs to average loans
    outstanding during the period                  0.25%    0.48%       3.13%
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

The following table presents the allocation of the reserve for possible loan and lease losses by loan categories for the three years ended September 30, 1997:

                                   1997                 1996               1995
                           -------------------  ---------------------------------------
                                     Loans in            Loans in             Loans in
                            Amount   category    Amount  category     Amount  category
                              of    as a % of      of    as a % of      of   as a % of
(Dollars in thousands)      reserve total loans reserve  total loans reserve total loans
-------------------------------------------------------- ------------------------------
Commercial and financial     $   40         2%   $   24        2%     $   26         2%
Real estate construction         31         2%       44        2%         33         2%
Real estate mortgage          1,608        94%    1,587       96%      1,607        96%
Installment                      75         2%       22          -        18         -
Commitments                     434         -       340          -       219         -
Unallocated                     291         -       261          -       310         -
                           -------------------  -------- --------    ------------------
     Total                   $2,479       100%   $2,278      100%     $2,213       100%
                           ===================  ======== ========    ==================

                                      -13-

Deposits

The Bank offers a variety of deposit accounts designed to attract both short and long term funds. The Bank provides a money market deposit account to Advest's customers as a component of various cash management products available to those customers. The Bank primarily markets brokered Certificates of Deposit (CD's) through Advest. The Bank also markets retail deposit accounts, such as money market accounts, primarily through Advest. At September 30, 1997, deposits obtained through Advest constituted 75.4% of all deposits at the Bank. Additional deposit information is disclosed in Note 5 of Notes to Consolidated Financial Statements in item 8 of this filing.

The following table presents the average balances of and average rates paid on deposits for the three years ended September 30, 1997:

                                  1997                          1996                           1995
                          --------------------        ----------------------           --------------------
                            Average   Average           Average    Average               Average   Average
(Dollars in thousands)      balance    rate             balance     rate                 balance    rate
-----------------------------------------------------------------------------------------------------------
Demand noninterest-bearing  $     99
Savings noninterest-bearin        95                    $     98                         $     66
Savings                           58     2.98%                19       2.36%                   33     1.99%
Money market                 120,963     2.82%           149,347       2.90%              209,407     3.22%
Time certificates             61,524     6.30%            65,653       6.24%               66,456     6.41%
                          --------------------        ----------------------           --------------------
  Total deposits            $182,739     4.17%          $215,117       4.17%             $275,962     4.12%
                          ====================        ======================           ====================

Average balances are calculated predominately on a daily basis.

The following table sets forth the maturity distribution of time deposits of $100,000 or more as of September 30, 1997:

                     (Dollars in thousands)             Amount
                     --------------------------------------------
                     Three months or less                $ 2,621
                     Over three months to six months       1,593
                     Over six months to twelve months      1,871
                     Over twelve months                    5,283
                                                      -----------
                                                         $11,368
                                                      ===========


Return on Equity and Assets
                                                                 Years ended September 30,
                                                      ---------------------------------
                                                         1997       1996       1995
---------------------------------------------------------------------------------------
Return on assets (net income/average total assets)          0.31%      0.41%     -2.72%
Return on equity (net income/average equity)                4.53%      7.21%    -49.49%
Net interest margin                                         3.13%      3.25%      3.00%
Equity to assets (average equity/average assets)            6.77%      5.63%      5.79%



Short-Term Borrowings

                                                                 Years ended September 30,
                                                      ---------------------------------
(Dollars in thousands)                                   1997       1996       1995
---------------------------------------------------------------------------------------
Other short-term borrowings
  Balance at year end                                    $29,250    $ 4,750    $ 9,500
  Weighted-average interest rate at year end                5.90%      6.76%      6.76%
  Average amount outstanding during the year             $ 9,368    $ 7,827    $ 6,692
  Maximum amount outstanding at any month end            $29,250    $10,500    $17,000
  Weighted-average interest rate during the year            6.04%      7.01%      6.41%

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

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                   Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
The information required by this item is disclosed in item 8 of this filing in Note 9 of the Notes to Consolidated Financial Statements and under the caption "Quarterly Financial Information".

Shareholder Information
Annual Meeting - The annual meeting of stockholders will be held at the Old State House, Hartford, CT on January 29, 1998 at 10:30 AM. Proxy statements and proxies are mailed to stockholders of record as of December 10, 1997. As of September 30, 1997 there were 795 common stockholders of record.

Additional Information - Form 10-K - One copy of the Company's annual report on Form 10-K to the Securities and Exchange Commission will be provided at no charge upon written request to Corporate Marketing, The Advest Group, Inc.
   The Advest Group, Inc. is listed on the New York Stock Exchange under the symbol ADV.

Registrar and Transfer Agent - BankBoston, NA, c/o Boston EquiServe, LP, Shareholder Services, Mail Stop: 45-02-64, PO Box 8040, Boston, MA 02266

Item 6. Selected Financial Data


Five Year Financial Summary
                                                                                           For the years ended September 30,
----------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share
  amounts and percentages                              1997             1996             1995             1994             1993
----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Commissions:
    Listed                                         $   49,499       $   43,390       $   39,773       $   36,284       $   39,199
    Mutual funds                                       36,661           34,210           22,693           22,337           21,448
    Over-the-counter                                   23,352           19,714           12,554           10,374            9,527
    Insurance                                           8,227            7,969            4,487            5,164            3,634
    Options                                             4,339            3,552            3,071            2,570            2,407
    Other                                                 954            1,280            1,686            2,761            1,620
                                             -------------------------------------------------------------------------------------
                                                      123,032          110,115           84,264           79,490           77,835
                                             -------------------------------------------------------------------------------------
  Interest:
    Margin accounts                                    28,670           25,246           23,761           17,868           14,158
    Loans                                              13,867           16,041           20,005           19,016           19,615
    Stock borrowed                                     10,645            6,970            3,773              978              645
    Investments                                         2,953            3,836            6,132            6,793            6,227
    Securities inventory                                2,525            1,849            1,470            1,016            1,015
    Other                                               1,222            1,283              941              413              783
                                             -------------------------------------------------------------------------------------
                                                       59,882           55,225           56,082           46,084           42,443
  Principal transactions                               43,880           38,591           41,424           32,297           33,662
  Investment banking                                   31,291           26,687           17,571           25,743           31,102
  Asset management
   and administration                                  25,844           20,050           16,810           16,399           14,111
  Gain on sale of investment
    advisory business, net                                 57              627           10,092                0                0
  Other                                                 7,221            8,607            6,491            5,216            2,878
                                             -------------------------------------------------------------------------------------
Total revenues                                        291,207          259,902          232,734          205,229          202,031
                                             -------------------------------------------------------------------------------------
Expenses
  Compensation and benefits                           163,852          146,573          121,646          114,800          111,615
                                             -------------------------------------------------------------------------------------
  Interest:
    Stock loaned                                       10,261            6,496            4,050            1,103              731
    Brokerage customers                                 8,565            8,769            9,928            6,342            5,383
    Deposits                                            7,596            8,449           11,002            9,613           11,290
    Borrowings                                          5,369            4,651            4,704            5,064            5,120
    Other                                                 667            1,060              882              462              498
                                             -------------------------------------------------------------------------------------
                                                       32,458           29,425           30,566           22,584           23,022
  Communications                                       23,955           20,917           18,999           19,135           17,154
  Occupancy and equipment                              17,758           17,567           17,369           15,614           15,637
  Professional                                          6,729            5,543            5,468            6,231            5,248
  Business development                                  6,664            5,613            4,204            4,532            4,033
  Brokerage, clearing
    and exchange                                        4,788            4,221            3,922            3,693            3,579
  Provision for credit losses
    and asset devaluation                                 915            1,258           10,338            5,411            4,292
  Other                                                 8,780            8,678            8,395            7,874            9,380
                                             -------------------------------------------------------------------------------------
Total expenses                                        265,899          239,795          220,907          199,874          193,960
                                             -------------------------------------------------------------------------------------
Income before taxes
  and extraordinary credit                             25,308           20,107           11,827            5,355            8,071
Provision for income taxes                             10,376            8,847            5,440            2,302            2,903
                                             -------------------------------------------------------------------------------------
Income before
  extraordinary credit                                 14,932           11,260            6,387            3,053            5,168
Extraordinary credit -
    utiliztion of operating
    loss carryforwards                                      0                0                0                0            2,103
                                             -------------------------------------------------------------------------------------
Net income                                         $   14,932       $   11,260       $    6,387       $    3,053       $    7,271
                                             =====================================================================================
----------------------------------------------------------------------------------------------------------------------------------
Per share data
   Primary net income                              $     1.68       $     1.29       $     0.73       $     0.34       $     0.79
   Net income assuming                             $     1.62       $     1.18       $     0.72       $     0.34       $     0.75
     full dilution
   Book value                                      $    12.24       $    10.66       $     9.52       $     8.62       $     8.16

  Dividends declared                               $     0.09       $     0.00       $     0.00       $     0.00       $     0.00

Other data
   Total assets                                    $1,078,839       $  965,845       $  832,540       $  884,855       $  885,182
   Shareholders' equity                            $  105,653       $   89,590       $   79,818       $   73,980       $   73,989
   Subordinated borrowings                         $     0.00       $   20,552       $   20,552       $   20,997       $   21,375
   Long-term borrowings                            $   41,321       $   19,744       $   17,240       $   30,388       $   15,038
   Return on average equity                             15.4%            13.2%             8.3%             4.1%            10.2%
   Average common and common
    equivalent shares
      outstanding                                       8,878            8,748            8,735            8,997            9,248
----------------------------------------------------------------------------------------------------------------------------------

                                        -16-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Advest Group, Inc. ("AGI"), together with its subsidiaries (the "Company"), provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides brokerage, investment banking and asset management services to retail and institutional investors through 89 sales offices in 16 states and Washington, DC. Advest Bank and Trust Company (the "Bank"), an FDIC-insured, federal savings bank, offers residential mortgage lending and trust services primarily through Advest's branch network.
   All aspects of the Company's business are highly competitive and impacted by regulatory and other factors outside of its control, including general economic and financial conditions, the volume and price levels of securities markets, the demand for investment banking services and interest rate volatility. The Company closely monitors its operating environment to enable it to respond promptly to market cycles. In addition, the Company seeks to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.
   For the year ended September 30, 1997, the Company reported record net income and earnings per share of $14.9 million ($1.68 per share) compared with net income of $11.3 million ($1.29 per share) in 1996 and $6.4 million ($.73 per share) in 1995. Record revenue levels were achieved for the third consecutive year with individual record levels attained from agency commissions, investment banking, principal transactions and asset management activities.
   Subsequent to fiscal year end, during the week ending October 31, 1997, the equity markets experienced one of the most volatile weeks in market history. On October 27, the Dow Jones Industrial Average ("DJIA") posted its largest ever single day point decline - 554 points - causing the first use of the halt feature implemented following the market turmoil of October 1987. As a percentage, the decline was 13% from its August record high of 8259, however, the DJIA was still up 11% for the calendar year. One day later, the DJIA posted its single largest one day point increase of 337 on record trading volume. By week's end, the DJIA had recouped most of the losses in a very volatile trading week, limiting losses for the week to 273 points. This unanticipated volatility underscores the fact that the markets can be unpredictable and are impacted by many factors, in this case, turmoil in foreign markets. The economy remains healthy with low interest rates, inflation and unemployment and there are no indications that recent events are anything more than a normal market correction, defined as declines of 10% or more. However, as previously noted, markets are impacted by many factors out of the Company's control and their direction cannot be predicted with any certainty.

Advest, Inc.
Despite some mid-year volatility, the equity markets continued their unprecedented upward momentum of the past seven years throughout fiscal 1997. Sustained by healthy corporate earnings, low levels of inflation, unemployment and interest rates, the Dow Jones Industrial Average surpassed 6000, 7000 and 8000, achieved a record high 8259, and closed at 7945 on September 30, a 35% one year gain. The S&P 500 and Nasdaq indices also set several new highs during the period closing up 38% and 35%, respectively. For the second consecutive year, technology stocks led the way much of the year and small-cap stocks substantially outperformed the blue chips in the fourth quarter. Equity underwriting remained at high levels, benefiting from low interest rates and a steady infusion of cash into mutual funds.
   Advest's results were favorably impacted by the robust markets. It reported pre-tax income of $28.0 million, a record high and an increase of 31% from the prior year. Total revenues increased 14% to $271.6 million, a record high with record levels achieved in all categories with the exception of other income. Total expenses increased 13% to $243.69 million, primarily due to increased compensation costs related to market-driven sales compensation and higher firm-wide payroll.
   For fiscal 1996, Advest reported pre-tax income of $21.4 million, an increase of 65% from $13.0 million in fiscal 1995. Total revenues increased 21% to $237.7 million with year to year revenue gains posted for investment banking, up 52%, asset management activities, up 36%, commissions, up 31%, net interest income, up 10%, and other revenues, up 27%. Revenue from principal transactions declined 7%, primarily as a result of Nasdaq trading losses. Total expenses increased 18%, to $216.3 million, primarily due to increased compensation costs related to market-driven sales compensation and personnel additions in research, investment banking, sales and trading.

Advest Bank and Trust Company
The Bank's 1997 pre-tax earnings were $.7 million compared with $1.1 million last year. The decline is primarily attributable to a change in the mix of average loans outstanding to lower yielding mortgages and home equity lines from higher yielding commercial loans as well as a $2.7 million increase in nonperforming assets ("NPAs"). During 1997 and 1996, the Bank continued its strategic transition from a portfolio residential and commercial lender to a mortgage banker, originating loans primarily for sale into secondary markets, and a provider of personal trust services. The Bank provides first mortgage and home equity lending and trust services primarily through referrals from Advest's retail sales force. During 1997, $90.4 million of residential mortgage and home equity loans were originated and secondary market mortgage transactions totaled $30.1 million. Trust assets increased 61% to approximately $475 million.
   The Bank's 1996 pre-tax earnings were $1.1 million compared with a pre-tax loss of $9.3 million in 1995. The Bank recorded total loss provisions of $10.1 million for fiscal 1995, including those required by the implementation of an accelerated asset disposition plan as well as the bulk sales consummated in the first half of fiscal 1995. Fiscal 1996's results represented the Bank's first annual profit since 1989.
   At September 30, 1997 the Bank's leveraged capital, risk-based and Tier 1 capital ratios were 6.84%, 10.04% and 8.79%, respectively, which satisfied all regulatory requirements. The Bank is deemed a "well capitalized" bank and as such is able to accept brokered deposits without restriction.
   Effective April 15, 1997, the Bank converted to a federal savings bank, and ceased to be a state-chartered bank. As a federal savings bank, the Bank is regulated by the Office of Thrift Supervision ("OTS"), but its deposits continue to be insured under the Bank Insurance Fund of the FDIC. This regulatory and charter change enables the Bank to provide residential lending and trust services in all 50 states.

Other
During fiscal 1995, the Company sold the investment advisory business related to its proprietary mutual funds in three separate transactions. The total gain from all sales was $10.1 million and is reported as a separate line item on the Consolidated Statements of Earnings. Fiscal 1997 and 1996 revenues include $.1 million and $.6 million, respectively, in trailer payments received under the terms of one of the sales agreements.

Year 2000
In anticipation of technology and other changes required for the transition to the year 2000, the Company has been in regular contact with all of its external providers of technology and software services. The Company will be an active participant in the testing process of securities industry procedures. In addition, committees have been formed to identify all internal processes and services that will be impacted. Work has already commenced to effect all required changes on a timely basis. Management has not determined what the cost associated with implementing all necessary changes for the Year 2000 conversion will be but does not expect it to be material to the Company's results of operations, financial condition or cash flows. Management believes the Company has taken all reasonable precautions to ensure a smooth transition. However, like all securities firms, the Company's brokerage business is highly dependent on outside service providers and, as such, any problems encountered would potentially have a material adverse effect on the Company's business activities and, accordingly, its results of operations, financial condition and cashflows.

Subsequent Event
In October 1997, Advest acquired Ironwood Capital Ltd., ("Ironwood") a private investment bank that originates and distributes private placements of taxable fixed income securities. Ironwood and its twelve employees will become the Corporate Fixed Income Group of Advest's Investment Banking Division. The Company issued 137,060 shares of its common stock in conjunction with the acquisition which will be accounted for as a pooling of interests. Due to the immaterial effect on the Company's consolidated financial position and results of operations, operating results of Ironwood will only be included prospectively in the Company's consolidated financial statements.

Results of Operations
Net income for the years ended September 30, 1997, 1996 and 1995 was $14.9 million, $11.3 million and $6.4, million respectively. The following table summarizes percentage changes for revenues, expenses and pre-tax income for the three years in the period ended September 30, 1997.

--------------------------------------------------------------------------
                                           %                  %
In thousands,                          Increase           Increase
   except percentages          1997   (Decrease)  1996   (Decrease)  1995
--------------------------------------------------------------------------
Revenues
  Commissions               $123,032      12%   $110,115     31%   $84,264
  Interest                    59,882       8      55,225     (2)    56,082
  Principal transactions      43,880      14      38,591     (7)    41,424
  Investment banking          31,291      17      26,687     52     17,571
  Asset management and
    administration            25,844      29      20,050     19     16,810
  Gain on sale of investment
    investment advisory
    business,net                  57     (91)        627    (94)    10,092
                               7,221     (16)      8,607     33      6,491
                             ---------------------------------------------
                             291,207      12     259,902     12    232,734

  Interest expense            32,458      10      29,425     (4)    30,566
                            ----------------------------------------------
Net revenues                 258,749      12     230,477     14    202,168
                            ----------------------------------------------

Non-interest expenses        233,441      11     210,370     11    190,341
                            ----------------------------------------------

Pre-tax income              $ 25,308      26%   $ 20,107     77%  $ 11,827
                            ==============================================
--------------------------------------------------------------------------

Commissions
Current year agency commissions increased $12.9 million (12%) to a record $123.0 million as equity markets sustained the upward momentum of the past seven years. Year-to-year revenue gains were posted in each quarter. While the number of investment executives has remained fairly constant over the past three years, recruitment and retention of experienced professionals has contributed to substantial increases in average annual production per broker. Together with record stock market volume and prices, this contributed to record commission revenues during fiscal 1997. Commissions on listed securities increased $6.1 million (14%). Record revenue levels were attained for a second consecutive year from over-the-counter securities, up $3.6 million (19%), mutual funds, including distribution and deferred sales charges, up $2.5 million (7%) and insurance products, primarily variable annuities, up $.3 million (3%).
   Agency commissions increased $25.9 million (31%) to $110.1 million in fiscal 1996 reflecting strong equity markets throughout the year. Mutual fund revenues, including distribution and deferred sales charges, increased $11.5 million (51%), over-the-counter issues, increased $7.2 million (57%) and insurance products, primarily variable annuities, increased $3.5 million (78%). Year-to-year revenue gains were primarily driven by record stock market volumes and prices as well as an ongoing effort to recruit and retain experienced investment executives. Commissions on listed securities gained $3.6 million (9%).

Principal Transactions
Revenue from principal transactions includes realized and unrealized gains and losses on Advest's trading accounts and related sales credits. During the second quarter of fiscal 1996, Advest established a corporate bond trading desk specializing in investment grade corporate bonds. Advest enters into derivative transactions to manage the interest rate risk associated with its municipal and corporate bond inventories. Derivatives are marked to market daily with unrealized gains and losses reflected in revenue from principal transactions. (Further discussion of derivatives is included under the caption "Derivative Financial Instruments" and in Notes 1 and 15 to the Consolidated Financial Statements.) Advest holds only nominal inventory positions of high yield securities. Realized gains and losses on the Bank's trading and available for sale securities are reflected in revenue from principal transactions.
   Current year revenue from principal transactions increased $5.3 million (14%) to a record $43.9 million. Over-the-counter trading profits were $.6 million compared with a loss of $1.9 million in 1996 and related commissions increased $1.8 million (11%). Corporate bond trading profits increased $1.1 million (191%) in that trading department's first full year of operations. Municipal and government bond trading profits rose $.5 million (25%) and $.3 million (59%), respectively. Commissions on debt securities declined $.8 million (4%) reflecting investor interest in the equity markets. Advest realized a $76,000 loss on derivative transactions in the current year compared with a $20,000 profit in the prior year. The Bank posted a $72,000 loss from principal transactions in the current year compared with a small profit in 1996.

   In fiscal 1996, revenue from principal transactions declined $2.8 million (7%) to $38.6 million. Equity commissions increased $3.9 million (31%) reflecting strong investor demand for small cap stocks during 1996. This increase was substantially offset by a $3.3 million swing in over-the-counter trading results from a $1.4 million profit in 1995 to a loss of $1.9 million in 1996. Commissions on debt securities declined $2.7 million (12%) primarily reflecting interest rate uncertainty and strong equity markets.

Investment Banking
To generate investment banking revenue, Advest manages and participates in underwritings of corporate and municipal securities and closed-end funds. Advest's Corporate Finance Department also provides merger and acquisition, consulting and valuation services. In general, the Company does not participate in bridge financing activities. Advest's Corporate Finance Department concentrates its efforts on raising capital for mid-size companies, primarily in the banking, insurance, high tech and health care industries. Public Finance services health care and educational institutions as well as state and local issuers primarily in New England and New York.
   Current year investment banking revenues rose $4.6 million (17%) to $31.3 million. Consulting and valuation fees increased $1.2 million (122%) while merger and acquisition fees declined $.8 million (13%). Corporate Finance completed 15 public offerings and private placements raising over $412 million for clients. Commissions on equity underwritings and unit investment trust offerings each increased $1.1 million reflecting year-to-year gains of 14% and 42%, respectively. Underwriting fees declined $.2 million (6%) as a result of a substantial fee related to the conversion of a mutual company to a stock company earned in fiscal 1996. $2.2 million of the current year increase relates to a change in the valuation of warrants received in conjunction with equity investment banking activities. In fiscal 1997, an unrealized gain of $1.9 million was recorded while in fiscal 1996 an unrealized loss of $.4 million was recorded.
   Investment banking revenues increased $9.0 million (52%) in fiscal 1996. On the equity side, Corporate Finance raised more than $365 million for clients from underwriting and private placement activities. Underwriting fees, including private placements, increased $3.2 million (555%) and related commissions and trading profits increased $2.6 million (48%) and $.4 million (355%), respectively. Syndicate trading profits increased $.7 million (81%). Merger and acquisition services were provided in transactions valued at more than $330 million and related fees rose $2.5 million (66%). Consulting and valuation fees declined $.9 million (49%). On the debt side, Advest continued to gain market share in a contracting new issue environment during 1996 and expanded its institutional sales efforts with the recruitment of several experienced professionals in 1996 and 1995. Public finance underwriting fees more than doubled to $1.1 million and municipal syndicate trading profits were $.4 million compared with a negligible profit in 1995. Sales credits on municipal issues gained $.5 million (46%). Investment banking revenues were negatively impacted $.8 million by valuation changes in warrants received in conjunction with investment banking activities.

Asset Management and Administration
Advest's Investment Management Department provides various services for its managed account base including client profiling, asset allocation, manager selection and performance measurement. The Bank provides personal trust services primarily through Advest's retail sales force. Boston Security Counsellors ("BSC"), an investment advisor, services private clients and was investment advisor to the Company's proprietary mutual funds, until their sale in fiscal 1995. Hannah Consulting Group ("HCG"), an investment management firm acquired by the Company in the current year, provides consulting services primarily to pension funds. Other services include retirement plan administration, securities custody and safekeeping.
   Current year revenues increased $5.8 million (29%) to $25.8 million, a record high for the third consecutive year. Advest's revenues increased $4.9 million (27%) due primarily to increased money management fees. During the year, Advest's Investment Management Department opened 1,226 new accounts and together with increased business from existing accounts increased its managed account base more than $1 billion. At September 30, 1997, managed accounts totaled $2.8 billion, reflecting a 44% year-to-year gain. HCG, acquired by the Company in the current year, generated $.5 million in management fees. The Bank's revenues increased $.3 million primarily related to higher trust revenues.
   Revenues increased $3.2 million (19%) in fiscal 1996. Advest's revenue increased $4.8 million (36%) primarily related to increased managed account business. BSC's revenue declined $1.9 million (61%). The 1995 sale of the Company's proprietary mutual fund advisory business accounted for a $2.1 million decline in revenue as BSC had served as sole investment advisor for the funds. Revenue from BSC's private client business increased $.2 million (15%) in 1996. The Bank's revenues increased $.2 million (41%) primarily due to growth in trust business.

Other Income
Other income declined $1.4 million (16%) to $7.2 million in the current year primarily due to a $.6 million (38%) decline in execution fee income at Advest related to regulatory changes which impact over-the-counter trading revenues. Fiscal 1996 revenues also included a $.9 million gain on the sale of an equity investment.
   During 1996, other income increased $2.1 million (33%). Advest's revenue increased $1.7 million primarily due to higher fee income and a $.9 million first quarter gain on the sale of an equity investment. Fiscal 1995 revenue included a $.5 million gain from the sale of an exchange seat. The Bank's income increased $.3 million in 1996 primarily due to a $.4 million increase in gains on secondary markets mortgage transactions.

Net Interest Income
Net interest income is the excess of interest income and loan fee income over interest expense and is derived primarily by the Bank and Advest. The Bank derives most of its interest income from residential mortgage and home equity loans and from investments. The Bank's loans and investments are primarily funded by interest-bearing deposits, advances from the Federal Home Loan Bank of Boston ("FHLBB") and by the Bank's equity capital. The Bank also enters into derivative transactions, including interest rate swap and interest rate cap contracts, as part of its interest rate risk management. The net payments or receipts under these contracts are accounted for as an adjustment to interest expense. (Further discussion of derivatives appears under the caption "Derivative Financial Instruments" and in Note 15.) Advest derives interest income primarily from financing brokerage customers margin transactions, its stock borrowing activities and securities inventory. Advest pays interest primarily on brokerage customer credits held for reinvestment, its stock lending activities and short and long-term borrowings. The components of interest revenue and expense are detailed in the Five Year Financial Summary on page 17.
   Current year net interest income increased $1.6 million (6%). Advest's net interest income increased $2.4 million (12%) primarily due to significantly higher average margin balances. Average free credit balances in brokerage accounts increased during the year but not enough to support the increased margin balances. Together with higher securities inventory levels, this resulted in increased bank borrowings which reduced overall interest spreads. The Bank's net interest income declined $1.3 million (16%) during 1997. The decline is attributable to a year-to-year $29 million (12%) decrease in average assets and a change in the mix of average loans to lower yielding residential mortgages and home equity lines from higher yielding commercial loans. In addition, NPAs increased $2.7 million in the current year primarily due to three commercial loans which were placed in a nonaccrual status and which had an average interest rate of 10%. The Bank's ratio of earning assets to total bank assets was 93.5% in the current year compared with 96.7% in 1996. AGI's net interest improved $.8 million primarily due to lower borrowing rates associated with its current year private placement of $35 million of notes. The proceeds were used to retire its convertible debentures and other higher cost debt and loan $10 million to Advest with the balance invested in short-term securities.
   Net interest income increased $.3 million (1%) to $25.8 million in 1996. Advest's net interest increased $1.7 million (10%) primarily due to significantly higher average margin balances. Interest spreads declined slightly primarily due to lower average interest rates in 1996, a sizable decline in average free credit balances in brokerage accounts and increased borrowing costs related to higher levels of trading inventories, specifically corporate bonds. Increased stock lending/borrowing activities also favorably impacted net interest income in fiscal 1996. The Bank's net interest income declined $1.7 million (17%) during 1996. The decline was attributable to a $48.3 million (18%) decline in the Bank's asset base.

Non-Interest Expenses
Current year compensation costs increased $17.3 million (12%). Advest's compensation costs increased $16.5 million (12%) primarily due to volume-related increases in salesmen's compensation and related incentives and higher firm payroll costs associated with personnel additions, primarily in capital markets departments, as well as general salary increases. HCG, acquired in the current fiscal year, had compensation costs of $.7 million. Communication costs increased $3.0 million (15%) primarily due to substantial upgrades in software, quote services and service bureaus in the Company's firm-wide Advantage2000 System. In addition, Advest's costs for its third party back office data processor increased $.9 million (29%) primarily related to higher securities transaction volume. Professional fees increased $1.2 million (21%). Advest's professional fees increased $.5 million with consulting fees and personnel agency fees increasing $.5 million (57%) and $.3 million (40%), respectively and legal fees declining $.4 million (15%). Professional fees for AGI increased $.5 million primarily due to increased consulting costs associated with the Company's centennial celebration. HCG, acquired in the current year, incurred $.4 million in consulting expenses. Business development costs increased $1.1 million (19%) primarily due to increases in the number of investment executives qualifying, as a result of sales production and contests, to attend Advest's National Sales and Education Conference and other Company-sponsored events. Brokerage, clearing and exchange costs increased $.6 million (13%) due to increased securities volume. The provision for credit losses and asset devaluation declined $.3 million (27%) primarily due to lower loss provisions required at the Bank. Other expenses were substantially unchanged year-to-year, however, the current year expenses includes a $.6 million loss on the second quarter retirement of the Company's outstanding convertible debentures. This loss was substantially offset by declines in carrying costs of other real estate owned.
   Fiscal 1996 compensation costs increased $24.9 million (20%). Advest's compensation increased $26.1 million (22%) primarily as a result of increased sales compensation and related incentives and higher firm payroll. BSC's payroll declined $.6 million (49%) as a result of personnel reductions related to the sale of the Company's proprietary mutual fund advisory business in fiscal 1995. Communication costs increased $1.6 million (9%) primarily due to higher volume-driven costs for Advest's third party back office data processing provider and increased software and supplies costs related to technology upgrades. Business development costs increased

$1.4 million (34%) primarily due to significant increases in the number of investment executives qualifying, as a result of sales production and contests, to attend various Company-sponsored events. Provisions for credit losses and asset devaluation declined $9.1 million in 1996 due to substantial charges recorded in fiscal 1995 primarily related to an accelerated asset disposition plan at the Bank. Other expenses increased $.6 million (7%) primarily due to higher settlement costs at Advest which were partly offset by a decline in FDIC deposit insurance premiums at the Bank.

Income Taxes
The effective income tax rates were 41%, 44% and 46%, respectively, for 1997, 1996 and 1995. The effective tax rate declined to 41% in the current year due to reduced state tax obligations, primarily in Connecticut, where a portion of the previously reserved tax benefit of state carryforward losses was recognized. The higher rates of 1996 and 1995 are reflective of greater levels of income apportioned to states with higher average tax rates.
   At September 30, 1997 the Company had net deferred tax assets, net of a $.5 million valuation allowance, of $1.4 million. The Company expects to realize all deferred tax assets, except for certain state net operating loss carryforwards for which it has established the above valuation allowance. For further information on the Company's income taxes refer to Notes 1 and 13 to the Consolidated Financial Statements.

Derivative Financial Instruments
Advest Bank and Trust Company
The Bank enters into transactions involving derivative securities, including interest rate swap and interest rate cap contracts as part of the Bank's management of interest rate risk. (See Note 1 for further disclosure.) Swap and cap contracts are used to hedge the cost of funds so that a more stable net interest income will be earned by the Bank. The Bank is exposed to credit-related losses in the event of nonperformance by counterparties but does not expect any parties to fail to meet their obligations. The Bank currently has outstanding contracts only with the FHLBB, which is the counterparty in $10.0 million and $5.0 million of the Bank's swap and cap contracts, respectively. The notional amounts of contracts entered into by the Bank and their potential credit exposure are disclosed in Note 15.

Advest, Inc.
Advest enters into derivative transactions, primarily short-term exchange-traded futures to manage the interest rate risk associated with its trading inventories, primarily municipal and corporate bonds, when inventory levels exceed pre-determined levels, as defined in its risk management policy. Hedging is limited to the underlying trading portfolio's interest rate risk and is not speculative in and of itself. Derivatives and the underlying inventory are marked to market daily. Positions are reviewed daily and, at least annually, the strategy is re-evaluated based on anticipated inventory levels and composition.
   The fair value of a derivative contract is the amount Advest would have to pay a third party to assume its obligation under the contract or the amount Advest would receive for its benefits under the contract in the reverse situation. At September 30, 1997, Advest had only nominal open positions. At September 30, 1996, Advest had no open positions. (See Note 15.)

Asset Quality
Advest Bank and Trust Company
The Bank's primary lending activity is originating loans collateralized by owner-occupied one-to-four family residential property. During 1997 and 1996, respectively, $37.0 million and $43.1 million of fixed rate and adjustable loans were originated, and secondary market sales and loan securitizations totaled $30.1 million and $67.8 million. In addition, in 1997 and 1996, respectively, $58.1 million and $47.1 million of home equity lines of credit were originated and retained in portfolio and advances on home equity lines of credit increased by a net $19.2 million and $16.1 million for the respective year.
   Residential (including home equity line of credit loan advances) and commercial loan portfolios increased $8.0 million and decreased $6.0 million, respectively, in 1997, and increased $26.4 million and $20.1 million, respectively, in 1996. At September 30, 1997 and 1996, respectively, the Bank's loan portfolio was comprised of $151.7 million and $143.7 million of single-family residential mortgages and $39.5 million and $42.9 million of commercial and other loans, representing 79% and 77% and 21% and 23% of total loans, respectively.
   During fiscal 1995, the Bank evaluated alternatives to expedite the disposition of its NPAs and implemented an accelerated asset disposition plan with the objectives of allowing Bank management to focus on its residential mortgage banking and trust businesses and expediting conditions under which a Memorandum of Understanding ("MOU") the Bank was subject to would be lifted. Both in anticipation of and in accordance with the plan, the Bank recorded loss provisions of $5.6 million in 1995 to dispose of NPAs and commercial real estate loans. In July 1996, the Bank's regulators lifted the MOU. At September 30, 1997 and 1996, the Bank's NPAs were $5.2 million and $2.4 million, respectively, reflecting 2% and 1%, respectively, of total bank assets. The $2.8 million increase in NPAs primarily relates to a $2.7 million increase in nonperforming loans. Of this increase, $2.1 million relates to the default of two large commercial mortgages during fiscal 1997. These loans are in the process of collection and one is expected to be repaid without loss of principal in the near future. The Bank has not been an active commercial mortgage lender since the late 1980's. The Bank's Allowance for Loan Losses at September 30, 1997 did not materially increase on a year to year basis as it was considered adequate to absorb losses from the entire Bank loan portfolio, including the increased level of NPAs.
   At September 30, 1997 and 1996, respectively, earning assets were 93.5% and 96.7% of total bank assets. Loan delinquency was 3.43%, 1.84% and .87% of total loans at September 30, 1997, 1996 and 1995, respectively. Had interest been accrued at contractual rates on nonaccrual and re-negotiated loans, interest income would have increased by approximately $.6 million, $.3 million and $.5 million in 1997, 1996 and 1995, respectively.
   Bank loans classified impaired as of September 30, 1997 and 1996, respectively, totaled $2.9 million and $5.3 million. Included in Bank impaired loans at September 30, 1996 were $3.8 million of restructured loans that had been returned to accruing status under the terms of their restructuring, and $.8 million of loans where there was potential credit problems. Both situations were satisfactorily resolved in the current year. All remaining amounts classified impaired for both fiscal 1997 and 1996 were included in nonaccrual loans, (See Note 2.)

Advest Group, Inc.
At September 30, 1995, the Bank transferred $4.6 million of NPAs to AGI in accordance with an accelerated asset disposition. The assets were transferred at their expected sales prices which reflected discounts from fair value. During 1997 and 1996, respectively, $.9 million and $3.2 million of these assets were liquidated.
  AGI holds a $9.0 million first mortgage on a property owned by a real estate limited partnership for which Billings Management Company, a subsidiary of the Company, serves as general partner. The first payment under the mortgage is not due until January 2000, therefore, the loan is technically performing. The property has been at full occupancy with a waiting list for most of the past four years, however, given its significant future financial commitments, the Company has decided to treat the mortgage as a nonperforming loan and, accordingly, no interest income is being accrued.

Liquidity and Capital Resources
The Company's total assets were $1.1 billion at September 30, 1997, reflecting a 12% increase from the prior year. Substantially all of the increase was attributable to Advest where assets increased $112.3 million (16%). The increase is primarily due to higher receivables related to stock borrowing activities and higher margin debits.
   With the primary exception of loans held in portfolio by the Bank which comprise 18% of total assets, the Company's assets are highly liquid in nature. Liquid assets which include cash and cash equivalents, receivables from brokerage customers, securities borrowed, receivables from brokers and dealers, available for sale and trading securities comprised 75% of total assets at September 30, 1997 compared with 72% for the prior year.
   Shareholders' equity increased $16.1 million (18%) to $105.7 million, primarily as a result of a $14.9 million increase in retained earnings from current year operating results and a $2.5 million increase in paid-in capital primarily related to the sales of treasury stock to the Company's equity plans and the exercise of stock options. The Company paid quarterly dividends of $.03 per share on April 15, 1997, July 15, 1997 and October 15, 1997. The total amount paid was $.8 million. At September 30, 1997, 2,696,277 shares of the Company's common stock had been purchased since the inception of the stock buyback program in August 1990, at an average price of $6.17 per share.
   AGI's principal source of funding is the earnings distributions from its subsidiaries which are unrestricted. In December 1996, AGI issued $35 million 7.95% seven year senior notes in an unsecured private placement transaction with three institutional investors. In December 1996, AGI repaid in full its outstanding indebtedness of $4.4 million, including accrued interest and fees, under a loan from a third party bank. On January 30, 1997, the Company redeemed $20.3 million outstanding principal amount of its 9% convertible subordinated debentures due 2008. The redemption price was 101.2% of the par value of the debentures, together with accrued interest. A total of 18,716 shares were issued to debenture holders electing to convert $.3 million par value of debentures into the Company's common stock at the conversion price of $13.57. Cash was issued in lieu of fractional shares. The conversion of the debentures eliminated the potential dilution of the Company's common stock by 15%.

Advest, Inc.
In addition to funds generated from operations, sources used by Advest to finance assets include credit balances in brokerage accounts which increased $36.5 million (13%), short-term borrowings which decreased $1.8 million (5%), deposits for securities loaned which increased $44.3 million (21%), securities sold short which increased $4.7 million (10%) and long-term borrowings which declined $6.3 million (100%). In January 1997, AGI loaned Advest $10.0 million at a rate of 8% per annum, utilizing a portion of the proceeds of its $35.0 million borrowing. The loan is unsecured and subordinated to certain other corporate obligations. The purpose of the loan was to increase Advest's regulatory net capital. On April 1, 1997, Advest repaid in full an outstanding secured collateralized note in the amount of $6.3 million to an unrelated third party lender.
   Prior to fiscal 1996, Advest's short-term borrowings primarily resulted from timing differences related to trade settlements and were usually repaid within a day or two. A significant increase in margin debits and Advest's corporate bond trading inventories, together with the securities industry conversion to same day funds settlement in February 1996, have resulted in substantial and recurring short-term borrowings by Advest. Advest has arrangements with certain financial institutions whereby it can borrow amounts on a collateralized basis, principally to support securities settlements and underwriting activities, including an uncommitted line of credit of $90 million with its lead lending bank. Advest has substantial levels of customer and firm securities which can be used as collateral.
   During fiscal 1998, Advest has planned approximately $2.5 million of new expenditures related to technology upgrades. Management believes that operating cash flow together with available credit lines will provide sufficient resources to meet all present and reasonably foreseeable capital needs.
   The Securities and Exchange Commission ("SEC") requires Advest to maintain liquid net capital to meet its obligations to customers. At September 30, 1997, Advest had excess net capital of approximately $51.9 million. (See Note 12.)

Advest Bank and Trust Company
At September 30, 1997, the Bank's regulatory liquid assets included cash, federal funds and qualified securities (which include all available for sale and certain held to maturity securities) of $6.5 million. In addition, the Bank is a member of the FHLBB and, accordingly, has access to advances from the FHLBB to the extent the Bank possesses eligible collateral. At September 30, 1997, the Bank had uncommitted, eligible collateral of $137.9 million. Without giving effect to any operating results from subsequent periods, management believes that the Bank has sufficient capital to comply with the regulatory requirements.
   Pursuant to federal statute, federal savings banks are subject to a liquidity requirement that specifies that at least 5% of total Bank assets to be invested in qualified assets. As of September 30, 1997, the Bank's liquidity ratio was 5.07%.
   The Federal Deposit Insurance Corporation ("FDIC") requires banks to maintain a minimum leverage capital ratio of between 4% and 5%. At September 30, 1997, the Bank's leverage capital ratio was 6.84%. The Bank is also subject to the FDIC's risk-based capital regulations which require the Bank to maintain a total risk-based capital ratio of 8%, including at least 4% Tier 1 capital. At September 30, 1997, the Bank's total risk-based and Tier 1 capital ratios were 10.04% (with capital of $17.4 million) and 8.79% (with capital of $15.2 million), respectively, which met all regulatory requirements.
   Pursuant to the FDIC Improvement Act ("FDICIA"), all banks are subject to rules limiting brokered deposits and interest rates. Under FDICIA, the Bank meets the conditions to be deemed a "well capitalized" bank, which means it may accept brokered deposits without restriction. At September 30, 1997, the Bank had $61.4 million of brokered deposits.

Cash Flows
Cash and cash equivalents increased $1.0 million, and $4.2 million in fiscal 1997 and 1996, respectively, compared with a negligible increase in 1995. The current year increase resulted from increases in cash of $1.0 million and $.8 million at AGI and the Bank, respectively, offset by a decrease in cash of $.8 million at Advest. AGI's cash from financing activities increased $10.0 million primarily related to a $35 million private placement of notes offset by a $20.5 million payment for the retirement of the Company's convertible debentures and $4.6 million of other debt repayment. AGI's cash from investing activities declined $9.7 million primarily related to a $10.0 million subordinated loan to Advest. The 1996 increase was attributed to increases in cash of $2.7 million, $.9 million and $.5 million at Advest, the Bank and AGI, respectively. Advest generated $25.2 million from financing activities, primarily short-term borrowings, but used $7.7 million for investing and $14.9 million in operating cash primarily to finance increased margin debits and trading inventories. The Bank generated $47.5 million from investing activities, primarily loan collections and sales of available for sale securities, and used $47.0 million for financing activities, primarily a decrease in deposits. The break even results for 1995 resulted from $1.0 million and $.3 million increases at the Bank and AGI, respectively, which were offset by a $1.3 million decline at Advest. The Bank's increase was primarily attributed to net funds generated by the accelerated asset disposition plan and improved cash flow from operations. Advest generated strong cash flow primarily from operations and a $6.25 million long-term borrowing in 1995. However, the broker/dealer made significant 1995 capital investments in computer hardware and software to support its sales force. In addition, Advest incurred high costs associated with the recruitment of investment professionals.
   During the current year, the Company generated $7.5 million of operating cash primarily related to increased net income, as adjusted for non-cash items, of $23.2 million, higher short inventory positions up $4.7 million and increased liabilities. This was offset by a net $26.5 million cash used for stock borrowing activities. $8.4 million of cash was used in investing activities due primarily to an increase in loans originated of $50.4 million compared with cash receipts from mortgage payments of $43.8 million. Cash from financing activities increased $1.9 million primarily as a result of a $35 million private placement of notes by AGI which was offset by a $20.5 million payment to retire its debentures as well as other debt extinguishment. The Bank's deposits declined $21.6 million necessitating increased net short-term borrowings of $20.4 million to support its lending activities.
   During fiscal 1996, the Company used $45.2 million of operating cash primarily to finance a $43.8 million increase in margin debits, a $17.4 million decline in brokerage customer credits, a $24.8 million increase in loans held for resale and a $8.8 million increase in trading inventories net of short sales. Operating cash was provided primarily by net income plus non-cash items of $19.1 million and a $31.0 million decline in segregated cash required by Rule 15c3-3. Financing activities used $14.2 million of cash primarily related to a $44.5 million decline in deposits of the Bank which was partly offset by a net increase of $23.3 million in short-term borrowings. Investing activities generated $63.6 million of cash, including $25.2 million decrease in available for sale securities and $41.6 million in proceeds from loan sales.
   During fiscal 1995, the Company generated $16.8 million of operating cash primarily from $15.5 million of net income adjusted for non-cash revenue and expense items. Margin debits declined $13.1 million and 15c3-3 requirements for segregated customer funds declined $18.0 million generating cash. Brokerage customer credits declined $10.5 million. Financing activities used $93.6 million primarily due to a $56.2 million decline in customer deposits at the Bank. Advest's short-term borrowings declined $22.5 million and its long-term debt increased $6.25 million. The Bank paid down its short and long-term borrowings by $9.5 million and $10.0 million, respectively. Investing activities produced positive cash flow of $76.8 million primarily as a result of $40.8 million in proceeds from the sales of performing and NPAs of the Bank and $26.4 million from securities sales by the Bank. The Company generated $10.1 million of cash from the sales of its proprietary mutual fund investment advisory business.

Risk Management
During its normal course of business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading, rather than investment, purposes. Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the-counter equities in order to facilitate order flow and accommodate its retail and institutional customers.

The Bank is engaged in the business of investing customer deposits, borrowings and funds from capital, in loans, primarily residential, and investments. Investments include government and agency obligations, mortgage-backed securities and money market instruments.

Market Risk
Market Risk represents the potential change in the value of financial instruments due to fluctuations in interest rates, foreign currency exchange rates, equity and commodity prices. In the course of its trading and hedging activities, the Company is exposed to interest rate and equity price risk.

Interest Rate Risk. The Company is exposed to market risk arising from changes in interest rates. Advest's management seeks to reduce the risk of its trading portfolio on an aggregate basis, through the use of derivative transactions; principally exchange traded futures contracts. The Company uses derivatives for hedging purposes, and does not engage in speculative trading. The Bank enters into interest rate swap and cap transactions as part of its overall risk management strategy to hedge against interest rate risk on its non-trading portfolio.

Equity Price Risk. The Company is exposed to equity price risk as a result of making a market in OTC equity securities. Equity price risk arises from changes in the price and volatility of equity securities.

Trading Accounts (Value at Risk Analysis)
For purposes of new Securities and Exchange Commission disclosure requirements, the Company has performed a value at risk analysis of Advest's trading financial instruments. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and covariances used to construct the variance/covariance matrix, for the market factors relevant to the portfolio, are generated from historical data. Although value at risk models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest will manage its exposure through other measures, including predetermined trading authorization levels and a hedging requirement policy.

At September 30, 1997, Advest's value at risk for each component of market risk and in total was as follows (in thousands):

     Interest rate risk         $  213
     Equity price risk              64
     Diversification benefit       (16)

     Total Advest                  261

Non-trading Accounts (Tabular Presentation)
The following table shows the interest sensitivity of non-trading assets, liabilities and financial instruments of Advest at September 30, 1997, based on their estimated maturity/repricing structure:

                                                                             SEPTEMBER 30, 1997
                                                                               (in thousands)

                                                                   Fiscal Periods Ended September 30
                                                     ------------------------------------------------------------------------------
                                           Percent of                                                                        After
                                    Amount   Total             1998      1999         2000         2001          2002          2002
                             ------------------------------------------------------------------------------------------------------
Interest-sensitive Assets

 Real estate mortgage,
  loans receivable,
  net (a)    (1)                   191,491     82.36%      103,037     7,765        9,200        9,933         2,669        58,887
   Average interest rate              8.08%                   8.17%     8.60%        8.61%        8.54%         6.78%         7.75%

 Personal and non-mortgage
  commercial loans
  receivable, net (a)    (1)         5,911      2.54%        4,272       535          579           97              0          428
   Average interest rate              8.35%                   8.46%     7.47%        8.25%        9.40%                       8.32%

 Mortgage-backed securities         16,961      7.29%        5,516         0            0            0             0         11,445
   Average interest rate              6.73%                   6.53%     0.00%        0.00%        0.00%         0.00%         6.83%

 Investment                         17,928      7.71%       15,430     1,998          250          250             0             0
  securities (b)    (2)
   Average interest rate              6.38%                   6.22%     6.25%        8.00%        8.00%         0.00%         0.00%

 Interest-bearing deposits             224      0.10%          218        0             0            6             0             0
   Average interest rate              5.13%                   5.22%     0.00%        0.00%        2.00%         0.00%         0.00%


  Total Interest-sensitive
   Assets                          232,515     15.10%      128,473    10,298       10,029       10,286         2,669        70,760

Interest-sensitive Liabilities

 Regular savings accounts              411      0.17%            0        0              0         411             0             0
   Average interest rate              2.00%                   0.00%     0.00%        0.00%        2.00%         0.00%         0.00%

 Money market
  deposit accounts                 107,567     44.64%      107,567         0            0            0             0             0
   Average interest rate              2.75%                   2.75%     0.00%        0.00%        0.00%         0.00%         0.00%

 Certificate of
  Deposit accounts                  61,673     25.60%       34,398    17,132        7,465        2,176           182           320
   Average interest rate              6.31%                   6.22%     6.47%        6.35%        6.54%         6.19%         5.89%

 FHLB advances                      35,000     14.53%       29,250       750        3,500        1,500             0             0
   Average interest rate              6.01%                   5.91%     6.58%        6.45%        6.73%         0.00%         0.00%

 Other borrowings                   36,293     15.06%          704       262        7,279        7,048         7,000        14,000
   Average interest rate              7.84%                   3.91%     6.25%        7.88%        7.94%         7.95%         7.95%


  Total Interest-sensitive
   Liabilities                     240,944    100.00%      171,919    18,144       18,244       11,135         7,182        14,320


Interest Rate Derivatives

  Interest rate swaps:

   Fixed to variable notional amount                         5,000     5,000
     Average pay rate                                         8.79%     7.09%
     Average receive rate                                     5.81%     5.72%

  Interest rate caps                                                                             5,000
     Average interest rate                                                                        6.00%

-------------------------

     (1) (a) Loans are net of nonperforming loans, undisbursed portion of loans due borrowers and unearned discounts and premiums.
     (2) (b) Investment securities include investment securities available-for-sale and FHLB stock.

Accounting Pronouncements
   In fiscal 1997, the Company adopted SFAS 123, "Accounting for Stock-based Compensation," as required. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." (Refer to Note 10.)
   Effective October 1, 1996, the Company prospectively adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Effective January 1, 1997, the Company prospectively adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoptions of SFAS 121 and SFAS 125, as amended by SFAS 127 which the Company will adopt in its 1998 fiscal year as required, have not had a material impact on the Company's financial position, results of operations or cash flows.
   The Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share" in February 1997. The Company will adopt SFAS 128 in its 1998 fiscal year, as required, and its implementation will not have a material impact on the Company's computation of earnings per share.
   The FASB issued SFAS 129, "Disclosure of Information about Capital Structure" in February 1997. The Company will adopt SFAS 129 in its 1998 fiscal year, as required, and its implementation will not have a material impact on the Company's financial condition, results of operations or cash flows.
   The FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. The Company will adopt these pronouncements in its 1999 fiscal year, as required. The Company is reviewing the provisions of both statements and has not yet determined whether their implementation will have a material impact on the presentation of the Company's financial condition, results of operations or cash flows.

Forward Looking Statements
   Some matters discussed in this report include forward-looking statements that involve risks and uncertainties, many of which are beyond the Company's control, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices and other factors.

Item 8. Financial Statements and Supplementary Data

                                              The Advest Group, Inc.
                                        Consolidated Statements of Earnings


                                                                        Fiscal years ended September 30,
(In thousands, except per share amounts)                           1997              1996              1995
-------------------------------------------------------------------------------------------------------------
Revenues
    Commissions                                                $ 123,032         $ 110,115          $ 84,264
    Interest                                                      59,882            55,225            56,082
    Principal transactions                                        43,880            38,591            41,424
    Investment banking                                            31,291            26,687            17,571
    Asset management and administration                           25,844            20,050            16,810
    Gain on sale of investment advisory business, net                 57               627            10,092
    Other                                                          7,221             8,607             6,491
                                                          ---------------   ---------------   ---------------
Total revenues                                                   291,207           259,902           232,734
                                                          ---------------   ---------------   ---------------

Expenses
    Compensation                                                 163,852           146,573           121,646
    Interest                                                      32,458            29,425            30,566
    Communications                                                23,955            20,917            18,999
    Occupancy and equipment                                       17,758            17,567            17,369
    Professional                                                   6,729             5,543             5,468
    Business development                                           6,664             5,613             4,204
    Brokerage, clearing and exchange                               4,788             4,221             3,922
    Provision for credit losses and
      asset devaluation                                              915             1,258            10,338
    Other                                                          8,780             8,678             8,395
                                                          ---------------   ---------------   ---------------
Total Expenses                                                   265,899           239,795           220,907
                                                          ---------------   ---------------   ---------------
 Income before taxes                                              25,308            20,107            11,827

 Provision for income taxes                                       10,376             8,847             5,440
                                                          ---------------   ---------------   ---------------
 Net income                                                    $  14,932         $  11,260          $  6,387
                                                          ===============   ===============   ===============

 Net income per common and common equivalent shares:
       Primary                                                 $    1.68         $    1.29           $  0.73
       Assuming full dilution                                  $    1.62         $    1.18           $  0.72

 Cash dividends per common share                               $    0.09         $    0.00           $  0.00

 Average common and common equivalent shares outstanding:
    Primary                                                        8,878             8,748             8,735
    Assuming full dilution                                         9,394            10,270            10,298

See Notes to Consolidated Financial Statements

                                                       The Advest Group, Inc.
                                                    Consolidated Balance Sheets

                                                                                   September 30,     September 30,
 In thousands, except share and per share amounts                                      1997              1996
--------------------------------------------------------------------------------------------------  ---------------
 Assets
 Cash and short-term investments
      Cash and cash equivalents                                                      $     12,459     $     11,461
      Cash and securities segregated under federal and other regulations                      265              265
                                                                                ------------------  ---------------
                                                                                           12,724           11,726
                                                                                ------------------  ---------------
 Receivables
      Brokerage customers, net                                                            389,137          352,434
      Loans, net                                                                          199,166          194,956
      Securities borrowed                                                                 290,745          219,919
      Brokers and dealers                                                                   4,096            5,394
      Other                                                                                12,006           10,963
                                                                                ------------------  ---------------
                                                                                          895,150          783,666
                                                                                ------------------  ---------------
 Securities
      Trading, at market value                                                             97,619           94,854
      Held to maturity (market values of $20,931 and $22,876)                              21,034           22,959
      Available for sale, at market value                                                  13,978           15,127
                                                                                ------------------  ---------------
                                                                                          132,631          132,940
                                                                                ------------------  ---------------

 Other assets
      Equipment and leasehold improvements, net                                            14,500           14,187
      Other                                                                                23,834           23,326
                                                                                ------------------  ---------------
                                                                                           38,334           37,513
                                                                                ------------------  ---------------
 Total assets                                                                         $ 1,078,839         $965,845
                                                                                ==================  ===============
 Liabilities & shareholders' equity
 Liabilities
      Brokerage customers                                                                 319,101          282,618
      Deposits                                                                            169,583          191,186
      Securities loaned                                                                   258,295          213,996
      Short-term borrowings                                                                61,496           39,301
      Securities sold, not yet purchased, at market value                                  52,113           47,438
      Long-term borrowings                                                                 41,321           19,744
      Compensation and benefits                                                            26,448           21,837
      Checks payable                                                                       18,366           16,976
      Brokers and dealers                                                                   9,389            7,634
      Subordinated borrowings                                                                   0           20,552
      Other                                                                                17,074           14,973
                                                                                ------------------  ---------------
                                                                                          973,186          876,255
                                                                                ------------------  ---------------
 Commitments and contingent liabilities (see Notes 1, 12 and 14)
 Shareholders' equity
      Common stock, par value $.01, authorized 25,000,000 shares,
         issued 10,812,404 and 10,710,289 shares                                              108              107
      Paid-in capital                                                                      71,309           68,842
      Retained earnings                                                                    49,260           35,102
      Net unrealized loss on securities available for sale, net of taxes                      (63)            (223)
      Treasury stock, at cost, 2,179,725 and 2,306,948 shares                             (14,390)         (14,182)
      Unamortized restricted stock compensation                                              (571)             (56)
                                                                                ------------------  ---------------
                                                                                          105,653           89,590
                                                                                ------------------  ---------------
 Total liabilities and shareholders's equity                                          $ 1,078,839       $  965,845
                                                                                ==================  ===============

See Notes to Consolidated Financial Statements

                                                    The Advest Group,Inc.
                                             Consolidated Statements of Cash Flows

                                                                          Fiscal years ended September 30,
In thousands                                                              1997            1996            1995
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                             $  14,932       $  11,260      $  6,387
   Adjustments to reconcile net income to net
     cash provided by (used for) operating activities:
        Depreciation and amortization                                      8,526           8,222         8,905
        Provision for credit losses and asset devaluation                    915           1,258        10,338
        Gain on sale of investment advisory
          business, net                                                      (57)           (627)      (10,092)
        Loss on retirement of subordinated borrowings                        607               0             0
        Deferred income taxes                                               (122)            107         1,730
        Other                                                             (1,570)         (1,108)         (641)
   (Increase) decrease in operating assets:
        Receivables from brokerage customers, net                        (36,794)        (43,823)       13,079
        Securities borrowed                                              (70,826)       (109,238)      (44,930)
        Receivables from brokers and dealers                               1,298          (3,003)        1,148
        Trading securities                                                  (904)        (51,346)       (6,311)
        Cash and securities segregated under
          federal and other regulations                                        0          30,994        18,046
        Proceeds from sales of mortgages
          held for resale                                                 26,350           7,635         1,320
        Originations and purchases of
          held for resale                                                (29,218)        (32,454)      (13,360)
        Other                                                             (1,492)            493           134
   Increase (decrease) in operating liabilities:
        Brokerage customers                                               36,483         (17,393)      (10,526)
        Securities loaned                                                 44,299         100,364        34,173
        Securities sold, not yet purchased                                 4,675          42,591         2,660
        Checks payable                                                     1,390          10,225           (49)
        Other                                                              9,040             615         4,819
                                                                 ----------------------------------------------
Net cash provided by (used for) operating activities                       7,532         (45,228)       16,830
                                                                 ----------------------------------------------
FINANCING ACTIVITIES
     Net decrease in deposits                                            (21,603)        (44,470)      (56,229)
     Proceeds from short-term borrowings                                  57,436               0             0
     Repayment of short-term borrowings                                  (37,044)        (10,496)      (10,298)
     Short-term brokerage borrowings, net                                 (1,800)         33,800       (22,501)
     Proceeds from long-term borrowings                                   35,000           8,250         7,250
     Repayment of long-term borrowings                                    (9,820)              0       (10,000)
     Retirement of subordinated borrowings                               (20,545)              0             0
     Other                                                                   272          (1,318)       (1,811)
                                                                 ----------------------------------------------
Net cash provided by (used for) financing activities                       1,896         (14,234)      (93,589)
                                                                 ----------------------------------------------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                               4,871          26,290        23,075
      Maturities of available for sale securities                          1,759           1,969         2,544
      Maturities of held to maturity securities                           24,000          22,252        18,466
      Purchases of available for sale securities                          (1,598)         (3,033)       (1,215)
      Purchases of held to maturity securities                           (22,000)        (23,986)      (16,439)
    Sale of investment advisory business, net                                217             788        10,141
    Loans sold                                                                 0          41,622        34,809
    Sales of OREO, net                                                       791           3,959         6,021
    Principal collections on loans                                        43,830          21,777        60,432
    Loans originated                                                     (50,352)        (19,985)      (54,314)
    Other                                                                 (9,948)         (8,024)       (6,745)
                                                                 ----------------------------------------------
Net cash (used for) provided by investing activities                      (8,430)         63,629        76,775
                                                                 ----------------------------------------------
Increase in cash and cash equivalents                                        998           4,167            16
Cash and cash equivalents at beginning of period                          11,461           7,294         7,278
                                                                 ----------------------------------------------
Cash and cash equivalents at end of period                              $ 12,459       $  11,461       $ 7,294
                                                                 ==============================================
Interest paid                                                           $ 31,705       $  29,580      $ 30,560
Income taxes paid                                                       $  7,987       $  10,067      $  2,273
Non-cash activities:
     Securities available for sale from
       held to maturity / investment securities                         $      0       $   9,962      $ 20,891
     Securitization of mortgages                                        $  3,684       $  27,307      $ 26,315
     Restricted stock awards, net of forfeitures                        $    515       $      56      $      0

See Notes to Consolidated Financial Statements.

                                                          The Advest Group,Inc.
                                        Consolidated Statements of Changes in Shareholders' Equity
                                                                                                      Net unrealized
                                                                                                      gain (loss) on
                                                                                                          securities
                                                                                                           available
                                                                                                                 for
                         $.01 par value                                                       Unamortized      sale,
                          Common  stock                                  Treasury stock        restricted        net        Share-
In thousands, except     ---------------   Paid-in   Retained         -------------------           stock         of      holders'
share and per shar        Shares Amount    capital   earnings         Shares       Amount    compensation      taxes        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 1994  10,570,222   $106    $67,405    $16,605     (1,987,357)    $(10,136)              $0          $0    $ 73,980

Cumulative effect
  of change in
  accounting of income
  recognition for
  stock warrents                                          850                                                                  850
                  -----------------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 1994,
  as restated         10,570,222    106     67,405     17,455     (1,987,357)     (10,136)              0           0       74,830

Adjustment to
  beginning balance
  for change in
  accounting principle                                                                                            (57)         (57)

Net income                                              6,387                                                                6,387

Exercise of
  stock options           14,266                62                                                                              62

Repurchase of
  common stock                                                      (344,554)      (2,309)                                  (2,309)

Sale of treasury
  stock to
  equity plans                                                       129,392          846                                      846

Change in unrealized
  gain (loss),
  net of taxes                                                                                                     59           59
                  -----------------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 1995  10,584,488    106     67,467     23,842     (2,202,519)     (11,599)              0           2       79,818

Net income                                             11,260                                                               11,260

Exercise of
  stock options          125,801      1        571                   138,270          504                                    1,076

Repurchase of
  common stock                                                      (398,900)      (3,799)                                  (3,799)

Sale of treasury
  stock to
  equity plans                                 782                   150,499          677                                    1,459

Change in unrealized
  gain (loss),
  net of taxes                                                                                                   (225)        (225)

Stock issued under
  restricted stock
  plans, less
  amortization
  of $1                                         22                     5,702           35             (56)                       1
                  -----------------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 1996  10,710,289    107     68,842     35,102     (2,306,948)     (14,182)            (56)       (223)      89,590

Net income                                             14,932                                                               14,932

Exercise of
  stock options           83,399      1        839                    60,925           26                                      866

Dividends declared
  ($.09 per share)                                       (774)                                                                (774)

Repurchase of
  common stock                                                      (183,200)      (1,835)                                  (1,835)

Sale of treasury
  stock to
  equity plans                               1,104                   191,296        1,221                                    2,325

Change in unrealized
  gain (loss),
  net of taxes                                                                                                    160          160

Conversion of
  subordinated
  debentures
  at $13.57
  per share               18,716               254                                                                             254

Stock issued under
  restricted stock
  plans, less
  amortization
  of $95                                       255                    54,436          355            (515)                      95

Other                                           15                     3,766           25                                       40
                  -----------------------------------------------------------------------------------------------------------------
Balance as of
  September 30, 1997  10,812,404   $108    $71,309    $49,260     (2,179,725)    $(14,390)          $(571)       $(63)    $105,653
                  =================================================================================================================

See Notes to Consolidated Financial Statements

                 Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements include the accounts of The Advest Group, Inc. ("AGI") and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker/dealer and Advest Bank and Trust Company (the "Bank"), a federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All material intercompany accounts and transactions are eliminated. Certain 1996 and 1995 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation.
   Cash equivalents are defined as short-term, highly liquid investments with an original maturity of three months or less including amounts due from banks, federal funds sold and overnight time deposits. At September 30, 1996, Federal funds sold were $3,200,000. There were no positions at September 30, 1997.

Cash and securities segregated under federal and other regulations Investments held in special reserve accounts for the exclusive benefit of customers, in accordance with Rule 15c3-3, are primarily securities purchased under agreements to resell which are financing transactions collateralized by U.S. Government and Agency obligations and are carried at the amounts at which the securities will be subsequently resold. The collateral, which is held by a third party custodian bank, is valued daily and additional collateral is obtained when appropriate. There were no positions at September 30, 1997 and 1996. Certain interest-bearing cash deposits are held in special reserve accounts for the exclusive benefit of customers.

Loans
Loans are carried at their unpaid principal balances, and related interest is recognized as income when earned but only to the extent considered collectible. Generally loans are placed on a nonaccrual status when interest or principal is unpaid for ninety days or earlier if circumstances indicate collection is doubtful. The Company resumes the accrual of interest on a delinquent loan if, in the opinion of management, the borrower has demonstrated adequate financial resources and intent to meet the terms and conditions of the loan, and all payments are current. If a loan has been restructured during a period in which it was delinquent, or had sufficiently met the definition of a restructured troubled loan in any other regard, a loan would not be restored to accruing status until 1) adequate collateral coverage had been provided and 2) an appropriate period (minimum six months) has elapsed during which the restructured loan has performed according to the terms and conditions of the restructuring.
   Loan origination fees and direct costs related to origination are deferred and amortized into interest income over the contractual life of the loan, using the level yield method. When a loan is prepaid or sold, any remaining unamortized fees and costs are credited or charged to income at that time.

   Loans, usually mortgages, held for sale are carried at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, stratified based on their predominate risk characteristics, including loan type, amortization type (fixed or adjustable), and note rate. Gains and losses resulting from changes in carrying values are included in other income.
   Mortgage servicing rights are capitalized and accounted for in accordance with SFAS 122 and SFAS 125. The total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans (without the servicing rights) based on relative fair values. The face amount of loans being serviced by the Company was $58,980,000 and $58,202,000 as of September 30, 1997 and 1996, respectively.

Allowance for loan losses
Management's determination of the adequacy of the allowance, established through charges against income, is based upon continuing evaluation of the risk characteristics of the loan portfolio, current economic and real estate market conditions, reviews of specific loans, estimates of current value of underlying collateral, changes in loan portfolio composition, the results of the most recent regulatory examination and other relevant factors. Loans are charged against the allowance when management believes that collection is unlikely. Any subsequent recoveries are credited to the allowance. The Company's reserves are general reserves and are available to absorb losses to the total loan portfolio as well as off-balance-sheet commitments, such as commitments to extend credit, guarantee and standby letters of credit.

Receivables from and payables to brokerage customers
Receivables from and payables to brokerage customers arise from cash and margin transactions executed by Advest on their behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. At September 30, 1997 and 1996, the reserve was $719,000 and $791,000, respectively. Included in payables to brokerage customers are free credit balances of $288,070,000 and $259,910,000 at September 30, 1997 and 1996, respectively. Advest pays interest on credit balances when the customer has indicated that the funds are for reinvestment purposes.

Securities loaned and securities borrowed
Advest loans, to other brokers and dealers, securities owned by its customers and others for which it receives cash deposits or other securities as collateral. Advest also borrows securities from one broker/dealer and lends to another. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received, respectively. The initial collateral advanced or received has a market value equal to the market value of the underlying securities. The values of such securities at September 30, 1997 and 1996 approximate amounts owed.

Trading positions
Advest's trading securities and securities sold, not yet purchased are valued at market with unrealized gains and losses reflected in current period revenues from principal transactions and investment banking. Periodically Advest receives stock warrants in connection with its investment banking activities. Retroactive to October 1, 1994, Advest adopted the accounting treatment for warrants as prescribed by Emerging Issue Task Force ("EITF") 96-
11. The warrants are classified as trading securities and carried at their fair value which is determined using a standard option valuation technique or Black-Scholes model depending on whether the underlying stock is publicly traded. The cumulative effect of adopting EITF 96-11 was an $850,000 increase to retained earnings as of September 30, 1994. Financial statements for the three years in the period ended September 30, 1997 have been restated to reflect the adoption of EITF 96-11.

Investment securities
Securities available for sale are carried at fair value with unrealized holding gains or losses, net of tax, credited or charged directly to shareholders' equity. Realized gains and losses are recorded on trade date by the specific identification method and are included in revenue from principal transactions. Securities which the Company has the positive intent and ability to hold until maturity are carried at amortized cost and classified as held to maturity investments. Available for sale and held to maturity securities are reduced to fair value, through charges to income, for declines in value that are considered to be other than temporary.

Depreciation and amortization
Equipment and leasehold improvements are carried at cost. Depreciation of equipment for financial accounting purposes is calculated primarily using the straight-line method and is based upon the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. At September 30, 1997 and 1996, accumulated depreciation and amortization were $37,215,000 and $33,314,000, respectively.
   The excess cost over the fair value of net assets of acquired companies is recorded as goodwill and is amortized on a straight-line basis over periods between 15 and 40 years. At September 30, 1997 and 1996, the amount of goodwill reported in other assets is $5,874,000 and $6,124,000, respectively.

Revenues from securities transactions and investment banking
Advest records securities transactions on a settlement date basis, which does not materially differ from a trade date basis. Revenues and related expenses for transactions executed but not settled are accrued on a trade date basis. Securities transactions of the Bank are recorded on a trade date basis.
   Investment banking revenues are recorded, net of expenses, on the settlement date for management fees and sales concessions, and on the dates the underwriting syndications are closed for underwriting fees.

Provision for credit losses and asset devaluation
The provision for credit losses and asset devaluation reflects reserve accruals and writedowns for loans, other real estate owned ("OREO") and certain other investments and receivables.

Income taxes
Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount which is more likely than not realizable. Income tax expense is the sum of the taxes currently payable and the change during the period in deferred tax assets and liabilities.

Net income per common and common equivalent shares
Primary net income per share is calculated by dividing net income by the average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options which are assumed exercised for calculation purposes. Fully diluted calculations assume full conversion of the Company's outstanding subordinated debentures into common stock and elimination of the related interest expense, net of taxes. The debentures were retired in January 1997. (See Note 8.)
   The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share" in February 1997. The Company will adopt SFAS 128 in its 1998 fiscal year, as required, and its implementation will not have a material impact on the Company's computation of earnings per share.

Derivative financial instruments
Advest uses derivatives (primarily financial futures contracts) solely to manage the risk associated with its municipal and corporate bond trading inventories. Derivative transactions are entered into when inventory levels exceed pre-determined thresholds specified in Advest's hedging policy, which was developed and is reviewed at least annually by the chief executive officer of the Company. Derivatives are considered off-balance-sheet instruments because their notional amounts are not recorded on the balance sheet. However, the fair values of Advest's futures contracts, which are based on quoted market prices, are reflected in the consolidated balance sheets within trading securities and the changes therein are reflected in the operating activities section of the consolidated statements of cash flows. Futures contracts are marked to market daily. Unrealized and realized gains and losses from the termination or sale of the futures contracts are reflected in revenue from principal transactions.
   The Bank enters into interest rate swap and cap contracts as part of its interest rate risk management strategy. Such instruments are held for purposes other than trading. These swaps and caps are intended to maintain a targeted level of net interest margin between the return on the Bank's interest-earning assets and the cost of funds. Interest rate swaps involve the exchange of fixed and floating rate interest payments based on an underlying notional amount. The Bank accrues interest expense based on a fixed contract rate and accrues interest income based on a floating rate which is reset according to the contract index (usually tied to 3-month LIBOR) and settled quarterly. Interest rate cap contracts provide that, in exchange for the payment of an initial premium, the Bank will receive payments from the counterparty in the event that interest rates rise above a predetermined level (the "strike rate"). The Bank amortizes the premium monthly over the term of the cap contract as interest expense, and accrues interest income when the reset of the contract rate (usually tied to 3-month LIBOR) exceeds the strike rate, settled quarterly.
   Interest income and interest expense arising from interest rate swap and cap contracts are recorded as components of accrued interest in the consolidated balance sheet, as components of cash flows from operating activities in the consolidated statements of cash flows, and as components of interest expense in the consolidated statements of earnings. In the unlikely event of perceived inability of a counterparty to meet the terms of a contract, the Bank would record interest income on a cash basis. Unamortized premiums paid on cap contracts are recorded as a component of deposits in the consolidated balance sheets, with amortization of such premiums reflected as a component of cash flows from operating activities in the consolidated statements of cash flows and as a component of interest expense in the consolidated statements of earnings.

Stock-based compensation
In fiscal 1997, the Company adopted SFAS 123, "Accounting for Stock-based Compensation," as required. SFAS 123 encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." (Refer to Note 10.)

Other accounting pronouncements
Effective October 1, 1996, the Company prospectively adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Effective January 1, 1997, the Company prospectively adopted SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoptions of SFAS 121 and SFAS 125, as amended by SFAS 127 which the Company will adopt in its 1998 fiscal year as required, have not had a material impact on the Company's financial position, results of operations or cash flows.
   The FASB issued SFAS 129, "Disclosure of Information about Capital Structure" in February 1997. The Company will adopt SFAS 129 in its 1998 fiscal year, as required, and its implementation will not have a material impact on the Company's financial condition, results of operations or cash flows.
   The FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. The Company will adopt these pronouncements in its 1999 fiscal year, as required. The Company is reviewing the provisions of both statements and has not yet determined whether their implementation will have a material impact on the presentation of the Company's financial condition, results of operations or cash flows.

Note 2: Loans
At September 30, 1997 and 1996, loans consisted of:

        ------------------------------------------------
        In thousands                   1997       1996
        -----------------------------------------------
        Advest Bank and Trust Company:
           Mortgages
            Commercial              $ 23,144   $ 27,717
            Multi-family residential   7,975     11,285
            1 - 4 family residential
              conventional            73,846     84,987
            Home equity credit        77,860     58,691
            Commercial                 4,627      2,757
          Consumer                     3,732      1,097

        Advest Group, Inc.:
          Mortgages
            Commercial                 9,000      9,000
            1 - 4 family residential     232        555
            Home equity credit           127        232
        Other                          1,102      1,033
                                    --------   --------
                                    $201,645   $197,354
                                    ========   ========

       ------------------------------------------------

   Included in 1-4 family conventional residential loans are loans held for sale of $3,760,000, $4,945,000 and $11,912,000 as of September 30, 1997, 1996
and 1995, respectively. All other loans are classified as held for investment. For the years ended September 30, 1997, 1996 and 1995, securitizations of loans were $3,684,000, $27,307,000 and $26,315,000, respectively,
approximating 11.34%, 62.07%, and 45.02%, respectively, of residential mortgage originations. All securitizations were with FNMA on a servicing-retained basis. Securitizations in fiscal 1995 were a component of an accelerated asset disposition plan. Securitizations of loans resulting in mortgage-backed securities held in the investment portfolio were $0, $11,283,000 and $1,027,000 for the years ended September 30, 1997, 1996 and
1995, respectively. The balance of securitizations involve concurrent cash sales.
   The Company maintains an allowance for possible future loan losses and asset devaluation. For the three years in the period ended September 30, 1997, activity in the allowance for loan losses was as follows:

       ---------------------------------------------------
       In thousands             1997      1996        1995
       ---------------------------------------------------
       Balance at the beginning
         of the year          $2,398    $2,334      $4,900
       Provisions                671     1,022       5,637
       Charge-offs              (838)   (1,249)     (8,462)
       Recoveries                248       291         259
                            ------------------------------
       Balance at the end
        of the year           $2,479    $2,398      $2,334
                            ==============================

----------------------------------------------------------

   Nonperforming assets include nonaccruing loans, loans ninety days past due and accruing interest, loans renegotiated on other than prevailing market terms and OREO. OREO is included in other assets in the consolidated balance sheets. All other nonperforming assets are classified as loans. It is management's policy to reverse all uncollected interest at the time a loan is placed on nonaccrual. Interest forgone on nonaccrual and restructured loans of the Bank was $576,000, $297,000 and $509,000 for the years ended September 30, 1997, 1996 and 1995, respectively. As of September 30, 1997, no additional funds were committed to clients whose loans have been restructured or were nonperforming. At September 30, 1997 and 1996, nonperforming assets were comprised of:

     ---------------------------------------------------
        In thousands                   1997         1996
     ---------------------------------------------------
        Advest Group, Inc.:
          Nonaccrual loans          $ 9,326      $ 9,555
          OREO                          159          800
        Advest Bank and Trust Company:
          Nonaccrual loans            4,135        1,422
          OREO, net                   1,046          984
        Other                           750          750
                                  ----------------------
                                    $15,416      $13,511
                                  ======================
        Nonperforming assets
          as a percentage of
          loans and OREO               7.6%        6.8%
                                  ======================

        Nonperforming assets
          as a percentage
          of total assets               1.4%        1.4%
                                  ======================

   At September 30, 1997 and 1996, the Company classified $2,948,000 and $5,261,000, respectively, of loans as impaired. A loan is considered impaired if it is probable that the Company will be unable to collect scheduled payments according to the terms of the loan agreement. Impaired loans as of September 30, 1997 and 1996 include $-0- and $3,810,000 of loans restructured and currently classified as performing, $2,948,000 and $639,000 of loans currently classified as nonaccrual, and $-0- and $812,000 of loans in which potential credit problems may lead to future nonaccrual status or possible charge-off. The nonaccrual impaired loans are a component of nonperforming assets.
   Impaired assets include only one loan requiring a specific impairment reserve as of September 30, 1997. The loan balance was $1,342,000 and the related allowance for credit losses was $65,000. No impaired loans required a specific impairment reserve at September 30, 1996. The average recorded investments in impaired loans were $4,582,000 and $5,075,000 for fiscal years 1997 and 1996, respectively. Income recognized for loans classified as impaired was $288,000 and $292,000 during fiscal 1997 and 1996, respectively. All impaired loans were classified as loans held for investment.

Note 3: Trading Positions

At September 30, 1997 and 1996, Advest's trading positions consisted of:

----------------------------------------------------------------
                                                Securities sold,
                         Trading securities    not yet purchased
----------------------------------------------------------------
  In thousands               1997       1996     1997       1996
----------------------------------------------------------------
  Corporate obligations   $55,546    $53,114  $32,298    $44,825
  State and municipal
    obligations            24,627     25,796    1,402        183
  U.S. government and
    agency obligations     10,559     10,612   16,244        697
  Stocks and warrants       4,109      4,415    2,169      1,733
                          --------------------------------------
                          $94,841    $93,937  $52,113    $47,438
                          ======================================
----------------------------------------------------------------

Note 4: Investment Securities
As of September 30, 1997, the amortized cost and fair values of debt securities, by contractual maturity, were:

----------------------------------------------------------------
                         Available for sale     Held to maturity
                         ---------------------------------------
                        Amortized      Fair   Amortized     Fair
  In thousands               cost     value        cost    value
----------------------------------------------------------------
  Due in one year or less  $   --   $    --     $12,532  $12,549
  Due after one year
    through five years         --        --         500      500
  Due after ten years       9,677     9,575       8,002    7,882
                          --------------------------------------
                           $9,677    $9,575     $21,034  $20,931
                          ======================================
----------------------------------------------------------------

   For the three years ended September 30, 1997, 1996 and 1995, respectively, proceeds from the sale of securities available for sale were $4,871,000, $26,290,000 and $23,075,000 and gross gains realized were $11,000, $115,000 and $152,000, respectively. Gross losses realized were $82,000 and $255,000 for 1997 and 1995, respectively, and there were no gross losses realized for 1996. The amortized cost and fair values of the Company's available for sale securities at September 30, 1997 and 1996 were:

---------------------------------------------------------------
                                      Gross unrealized
                         Amortized    ----------------     Fair
   In thousands               cost    gains     losses    value
---------------------------------------------------------------
   1997
   FHLB stock             $ 2,270      $ --     $  --   $ 2,270
   Mortgage-backed securities
      of federal agencies   9,066        49      (157)    8,958
   Other                    2,740        25       (15)    2,750
                          -------------------------------------
                          $14,076      $ 74     $(172)  $13,978
                          =====================================

   1996
   ----
   FHLB stock             $ 2,233      $ --     $  --   $ 2,233
   Mortgage-backed securities
      of federal agencies   8,998         7      (350)    8,655
   Other mortgage-backed
      securities               99        --        --        99
   Other                    4,132        15        (7)    4,140
                          -------------------------------------
                          $15,462      $ 22     $(357)  $15,127
                          =====================================
---------------------------------------------------------------

   There were no sales of held to maturity securities during the three years in the period ended September 30, 1997. The amortized cost and fair values of the Company's held to maturity securities at September 30, 1997 and 1996 were:

---------------------------------------------------------------
                                     Gross unrealized
                         Amortized   ----------------      Fair
  In thousands                cost   gains     losses     value
---------------------------------------------------------------
  1997
  ----
  Mortgage-backed
    securities            $ 8,002        $3     $(123)  $ 7,882
  U.S. government and agency
    obligations            12,532        --        17    12,549
  Other                       500        --        --       500
                          -------------------------------------
                          $21,034        $3     $(106)  $20,931
                          =====================================

  1996
  ----
  Mortgage-backed
    securities            $10,635      $11       $(85)  $10,561
  U.S. government and agency
    obligations            11,824       --         (9)   11,815
  Other                       500       --         --       500
                          -------------------------------------
                          $22,959      $11       $(94)  $22,876
                          =====================================
---------------------------------------------------------------

Note 5: Deposits
Pursuant to the FDIC Improvement Act ("FDICIA"), banks are subject to rules limiting brokered deposits and related interest rates. The Bank meets the conditions of such rules to be deemed a "well capitalized" bank and as such may accept brokered deposits without restriction. At September 30, 1997 and 1996, deposits at the Bank consisted of:

------------------------------------------------
In thousands                    1997        1996
------------------------------------------------
  Money market              $107,499    $127,840
  Certificates of deposit     61,673      63,271

  Savings                        411          75
                           ---------------------
                            $169,583    $191,186
                           =====================
------------------------------------------------

Note 6: Short-term Borrowings
In the ordinary course of business, primarily to facilitate securities settlements and finance trading inventories, Advest obtains bank loans which are collateralized by its trading securities and customers' margin securities. The loans are payable on demand and bear interest based on the federal funds rate. At September 30, 1997 and 1996, Advest had $32,001,000 and $33,801,000, respectively, in firm loans outstanding. The weighted average interest rate on bank loans outstanding at September 30, 1997 and 1996, was 5.85% and 5.71%, respectively, and the weighted average interest rates during fiscal 1997 and 1996 were 5.82% and 5.86%, respectively.
   Short-term borrowings of the Bank consisted primarily of the current portion of advances from the Federal Home Loan Bank ("FHLB"). At September 30, 1997, borrowings totaled $29,250,000 at rates from 5.61% to 7.17%. At September 30, 1996, borrowings totaled $4,750,000 at rates from 6.30% to 8.60%. The Bank has unused short term credit lines of approximately $7,942,000 with the FHLB at September 30, 1997. The Bank's borrowings with the FHLB are collateralized by its holdings of FHLB stock as well as otherwise unencumbered mortgage loans and investment securities. Based on available qualified collateral balances of approximately $137,902,000, the Bank had total borrowing capacity with the FHLB of approximately $104,654,000 at September 30, 1997.
   The advances are subject to prepayment penalties, which are intended to make the FHLB indifferent to the prepayment and are approximately equivalent to settlement of the obligations at their current fair value.
   AGI's short-term borrowings at September 30, 1997 were $245,000 which represented the current portion of a promissory note due in 2000. At September 30, 1996, AGI's short-term borrowings were $750,000, representing the current portion of a mortgage due a third party lender which was repaid in full in December 1996. Refer to Note 7 for additional information on both borrowings.

Note 7: Long-term Borrowings
Long-term borrowings of the Bank were $5,750,000 and $8,750,000 as of September 30, 1997 and 1996, respectively, and represent the non-current portion of FHLB advances. The borrowings are collateralized in the same manner as short-term borrowings. As of September 30, 1997, the interest rates and maturities of outstanding borrowings were:

------------------------------------------------------------
  In thousands                     Interest rates     Amount
   ---------------------------------------------------------
  Year ending
    September 30, 1999             6.58%         $   750,000
  Year ending
    September 30, 2001             6.27% - 6.68%   3,500,000
  Year ending
    September 30, 2002             6.73%           1,500,000
                                                  ----------
                                                  $5,750,000
                                                  ==========
------------------------------------------------------------

   At September 30, 1996, Advest had long-term borrowings of $6,250,000, consisting entirely of a non-recourse note, collateralized exclusively by furniture and computer equipment. Under the terms of the note, the principal was due October 1, 1998, however, on April 1, 1997, Advest repaid the note in full. The note bore interest at the variable rate of the LIBOR rate plus 2.5% per annum. As required by the non-recourse note, AGI signed a collateralized letter of credit with a third party bank guaranteeing 20% of Advest's debt. Upon repayment of the note, the letter of credit was canceled and the collateral, consisting of government securities, was released.
   At September 30, 1997 and 1996, long-term borrowings of AGI were $35,571,000 and $4,744,000, respectively. On December 26, 1996, AGI entered into a private placement transaction with three institutional investors. AGI borrowed $35,000,000 on an unsecured basis and received an investment grade rating. Under the terms of the note, the principal is payable in 5 equal installments with payments due on December 31, 1999 and on the last day of each December thereafter through and including December 31, 2003. The note bears interest at the rate of 7.95% per annum payable semiannually on the last day of June and December. On November 1, 1995, AGI signed a promissory note with a third party lender for $1,250,000 due November 1, 2000. Under the terms of the note, the principal is payable in 60 equal monthly installments at an interest rate of 6.25%. On December 27, 1996, AGI repaid in full a loan from a third party lender on a first mortgage which bore interest at 1.25% over prime with interest and principal payments due monthly. The debt was collateralized by a first mortgage on real estate managed by a subsidiary, as well as a pledge of subsidiary stock. This collateral was released following repayment of the loan.

Note 8: Subordinated Borrowings
In December 1996, the Company called for redemption of all of its then outstanding 9% convertible subordinated debentures due in 2008. On January 30, 1997, the Company redeemed $20,298,000 at the redemption price of 101.2% of the par value of the debentures, together with accrued interest. A total of 18,716 shares were issued to debenture holders electing to convert $254,000 par value of debentures into the Company's common stock at the conversion price of $13.57. Cash was issued in lieu of fractional shares.

Note 9: Common Stock
The Company instituted a common stock repurchase program in August 1990. A total of 3,000,000 shares have been authorized to be repurchased under the program. During the years ended September 30, 1997 and 1996, 183,200 and 398,900 shares, respectively, were acquired for a total of 2,696,277 shares repurchased since the start of the program.
   The payment of dividends on the Company's common stock is subject to (1) the availability of funds from Advest, which may be restricted under the net capital rule of the SEC and the New York Stock Exchange ("NYSE"), and from the Bank, which is subject to minimum bank regulatory requirements, and (2) a Note Purchase Agreement dated as of December 27, 1996 with a consortium of third party institutional investors. Such restrictions have never curtailed the Company's ability to declare dividends; however, until the current fiscal year, the Company had not paid a dividend since December 1990. The Company resumed quarterly dividend payments, currently $.03 per share, as of April 15, 1997.
   In 1988, the Board of Directors of the Company adopted a shareholder rights plan. The plan provides for the distribution of one common stock purchase right for each outstanding share of common stock of the Company. Each right entitles the holder, following the occurrence of certain events, to purchase one share of common stock at a purchase price of $30 per share subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which either a person or group of affiliated persons acquires, or commences a tender offer to acquire 20% or more of the Company's common stock or a person or group of affiliated persons acquires 15% of the Company's common stock and is determined by the Board of Directors to be an "Adverse Person." Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances, a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring company at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in October 1998 unless earlier redeemed or exchanged by the Company.
   The Company has 2,000,000 shares, $.01 par value, preferred stock which was authorized by shareholders in 1988. The board of directors has full discretion with respect to designating and establishing the terms of each class or series of preferred stock prior to its issuance. No preferred stock has been issued to date.

Note 10: Stock Option Plans
1993 Stock Option Plan
The Company's 1993 Stock Option Plan (the "1993 Plan"), established during fiscal 1994, provides for grants of incentive stock options or nonqualified stock options for up to 500,000 shares of the Company's common stock. At September 30, 1997, options for 363,061 shares had been granted under the 1993 Plan, of which 329,894 options were outstanding. Option grants under the 1993 Plan are made at the discretion of the Human Resources Committee of the Board of Directors and become exercisable at such times (but not within six months of grant) and expire at such time (but not later than ten years after grant), as that committee determines.

1994 Non-Employee Director Stock Option Plan
The Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), established during fiscal 1995, as amended, provides for annual grants of 2,500 incentive stock options to each director not employed by the Company up to an aggregate of 100,000 options for all directors. At September 30, 1997, options for 37,000 shares had been granted, of which 34,000 options were outstanding under the 1994 Plan. Options granted under the 1994 Plan become exercisable in equal thirds 30, 42 and 54 months after grant and expire 60 months after the grant.

Prior Stock Option Plans
At September 30, 1997, the Company had outstanding an aggregate of 125,946 options issued to employees under stock option plans maintained by the Company in prior years under which no further grants are authorized. These include 29,483 and 33,462 nonqualified stock options granted to top investment executives under performance-based plans offered in calendar 1991 and 1992, respectively, which become exercisable five years after grant and expire one year thereafter. These also include 63,001 five-year options granted to executive officers and key employees other than investment executives in February 1993.

Advest Equity Plans
During calendar 1997, 1996 and 1995 the Company offered the Advest Equity Plan (the "Equity Plan") to certain eligible employees. The Equity Plan is a salary deferral investment program and is described in more detail in Note
11. For deferrals during 1996 and 1995, 155,125 and 169,708, respectively, nonqualified stock options were granted. For deferrals during 1997 through June 30, 1997, 64,273 options were granted and additional options will be granted based on deferrals from June 30, 1997 through December 31, 1997. Options granted under the equity plans are nonqualified stock options which will become exercisable five years after the end of the plan year and expire two years later.

Exercise Price of Options
All options granted by the Company to date, or which may be granted under the 1993 Plan, the 1994 Plan and the Equity Plan, have or will have exercise prices not less than 100% of the fair market value of the Company's common stock on the date of grant.

   The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings would have been the pro forma amounts indicated below:

     In thousands                   1997      1996
     ---------------------------------------------
     Net earnings
          As reported            $14,932   $11,260
          Pro forma               14,736    11,160

     Primary earnings per share
          As reported              $1.68     $1.29
          Pro forma                 1.66      1.28

     Fully diluted earnings per share
          As reported              $1.62     $1.18
          Pro forma                 1.60      1.17
     ---------------------------------------------


   Pro forma compensation expense associated with option grants is recognized over the vesting period. The initial impact of applying SFAS 123 on pro forma disclosure is not representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of 1996, 1997 and subsequent grants.
   Transactions under the Company's stock option plans are summarized below:

----------------------------------------------------------------------
                                  Number  of         Weighted-average
                                    shares            exercise price
----------------------------------------------------------------------
         Options outstanding at
           September 30, 1994       705,767                $4.27
             Granted                156,500                 5.98
             Forfeited              (50,358)                5.54
             Exercised              (13,266)                4.40

         Options outstanding at
           September 30, 1995       798,643                 4.52
             Granted                431,818                 9.03
             Forfeited               (1,244)                5.21
             Exercised             (327,148)                2.84
                                   ---------
         Options outstanding at
           September 30, 1996       902,069                 7.29
             Granted                172,838                15.70
             Forfeited              (22,249)                8.42
             Exercised             (186,674)                5.38
                                   ---------
         Options outstanding at
           September 30, 1997       865,984                $9.35
                                   =========
----------------------------------------------------------------

   At September 30, 1997, 1996 and 1995, options were exercisable on 145,987, 116,537 and

190,501 shares, respectively, and the weighted average exercise price were $5.87, $5.63 and $4.62, respectively.
   The weighted-average fair value of options granted in 1997 and 1996 is $6.67 and $3.72 per option, respectively. Fair value is estimated as of the grant date based on a Black-Scholes option pricing model using the following weighted-average assumptions:

                                     1997      1996
               ---------------------------------------
               Risk-free interest
                 rate                6.33%     5.67%
               Expected life         5.41 yrs  4.9 yrs
               Expected volatility  36.00%    36.00%
               Dividend yield        0.46%       --%
               ---------------------------------------

   The following table summarizes information related to outstanding and exercisable options at September 30, 1997:

---------------------------------------------------------------------------
                       Options outstanding              Options exercisable
                  ---------------------------------------------------------
                             Weighted-   Weighted-                Weighted-
                               average     average                  average
Exercise          Number of   exercise   remaining    Number of    exercise
 prices              shares      price        life       shares       price
---------------------------------------------------------------------------
 $5.13 - $  6.25    282,779     $ 5.91    1.52 yrs      145,987       $5.87
 $8.50 - $ 11.375   519,532       9.45    4.85 yrs           --          --
 $23.75              63,673      23.75    7.26 yrs           --          --
                   --------------------------------------------------------
Total               865,984     $ 9.35    3.69 yrs      145,987       $5.87
                   ========================================================
---------------------------------------------------------------------------

Note 11: Employee Compensation and Benefit Plans
Advest Thrift Plan
The Company maintains the Advest Thrift Plan (the "Thrift Plan") which is a qualified employee stock ownership plan ("ESOP") and 401(k) plan covering all employees who have completed one year of service. The Thrift Plan is the successor to the December 31, 1992, merger of the Employee Stock Ownership Plan, Incentive Savings Plan and Employees' Retirement Plan. The Company matches 100% of participants' contributions to their Thrift Plan accounts up to 2% of compensation. In addition, the Company has made or will make discretionary contributions to participants' Thrift Plan accounts equal to 2.5%, 2.5% and 2.0% of their compensation for calendar 1997, 1996 and 1995, respectively. Contribution expense for fiscal 1997, 1996 and 1995 was $3,900,735, $3,610,731 and $2,624,281, respectively. No ESOP contributions have been made by the Company since 1993.

Defined Benefit Plans
The Company's Account Executive Nonqualified Defined Benefit Plan (the "AE Defined Benefit Plan"), effective October 1, 1992, offers certain high-performing investment executives retirement benefits based upon a formula reflecting their years of service, the gross commissions they generate and Company contributions to their Thrift Plan 401(k) accounts.
   The Company's Executive Nonqualified Post-Employment Income Plan (the "Executive Defined Benefit Plan"), effective October 1, 1993, provides certain senior executives with income for 10 years after retirement equal to a percentage of their final average earnings based upon a formula reflecting years of service, assumed social security benefits and Company contributions to certain other benefit plans on the executive's behalf.
   Although the AE Defined Benefit Plan and the Executive Defined Benefit Plan are considered to be "unfunded," assets have been set aside in revocable trusts for each to fund future payments. These trusts are available to general creditors of the Company in the event of liquidation. The fair value of these trusts, which are included in trading securities and other assets, at September 30, 1997 was $7,754,000, which was more than the projected benefit obligation by $372,000.
   The following table sets forth the status of the AE Defined Benefit Plan and Executive Defined Benefit Plan as well as amounts recognized in the Company's consolidated financial statements at September 30, 1997 and 1996:

        ------------------------------------------------
        In thousands                    1997        1996
        ------------------------------------------------
        Actuarial present value of benefit obligations:
          Vested                      $   38      $   --
          Non-vested                   5,607       3,952
                                     -------------------
        Accumulated benefit obligation 5,645       3,952
        Effect of projected future
          compensation levels          1,737       1,440
                                     -------------------
        Projected benefit obligation   7,382       5,392
        Unrecognized net loss           (354)       (111)
        Unrecognized prior service cost (476)       (529)
                                      ------------------
        Accrued pension liability     $6,552      $4,752
                                      ==================
--------------------------------------------------------

   Pension expense for the plans for the three years ended September 30, 1997 is included in the following components:

       ---------------------------------------------------
       In thousands             1997       1996       1995
       ---------------------------------------------------
       Service cost           $1,369     $1,257    $   878
       Interest cost             408        288        175
       Net amortization
         and deferral             23         65          6
                               ---------------------------
       Net benefit costs      $1,800     $1,610     $1,059
                               ===========================
       ---------------------------------------------------

   The following table provides the assumptions used in determining the projected benefit obligation for the plans for the three years ended September 30, 1997:

-----------------------------------------------------------------
                                          1997     1996      1995
-----------------------------------------------------------------
Weighted average discount rate           7.25%     7.5%      7.0%
Rate of increase in future
  compensation levels                     5.0      5.0       5.0
-----------------------------------------------------------------

Equity Plans
For calendar 1997, 1996 and 1995 the Company offered the Advest Equity Plan (the "Advest Equity Plan") to certain top performing investment executives and designated key employees. The Advest Equity Plan allows those employees to defer a portion of their compensation and invest it on a pre-tax basis in units consisting of one share of the Company's common stock and one option to purchase an additional share of common stock. The share portion of the unit is issued monthly from treasury stock and will be restricted for three years after the year of deferral. The option portion is described under Note 10. Both the restricted stock and options will be subject to forfeiture under certain circumstances. For calendar 1997, 1996 and 1995, the Company offered substantially similar plans to executive officers, although under the executive officer plans restricted stock was purchased on the open market through December 1996 and options granted under the 1993 Stock Option Plan.
   Beginning with fiscal 1996, the Company offered certain key professionals the opportunity to defer a portion of their compensation over certain levels and invest it in restricted stock at a discounted price of 75% of market. No shares have been purchased under this plan during fiscal 1997 or 1996. Also, beginning with calendar 1996, 50% of the annual retainer of each director of the Company (or a greater portion, at their election) is invested in restricted stock at 100% of market.

Management Incentive Plan
The Company has a Management Incentive Plan (the "MIP") which provides for incentive compensation to salaried employees. Compensation presently is based on the Company's pre-tax income. During fiscal 1997, 1996 and 1995, MIP compensation was $2,462,000, $2,338,000 and $1,340,000, respectively. For fiscal 1996, any MIP award to an executive officer in excess of 150% of the amount of the MIP award for the prior fiscal year was invested in restricted shares of the Company's common stock.

Restricted Stock
Restricted stock awards are made, and shares issued, to certain key employees without cash payment by the employee. The shares are restricted for a vesting period, generally five years from the award date. Certain key employees were awarded 54,436 and 5,702 shares of restricted stock, with a fair value of $610,000 and $57,000, during 1997 and 1996, respectively. As of September 30, 1997, stock awards for 60,138 shares were outstanding, with restrictions expiring at various dates through 2003. The deferred cost of the restricted stock awards is amortized on a straight-line basis.

Note 12: Capital and Regulatory Requirements
Advest is subject to the net capital rule adopted and administered by the NYSE and the SEC. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. As of September 30, 1997, Advest's regulatory net capital of $60,733,000 was 14% of aggregate debit balances and exceeds required net capital by $51,870,000.
   Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. With its conversion to a federal charter in April 1997, the Bank is required to limit annual dividends to the total of the current and prior four quarters retained net income. No dividends have been declared or paid by the Bank in fiscal year 1997. At September 30, 1997, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 6.84%, 10.04% and 8.79%, respectively, which met all regulatory requirements. At September 30, 1996, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 6.56%, 10.44% and 9.19%, respectively, which also met regulatory requirements. Refer to discussion in Management's Discussion and Analysis under the caption "Liquidity and Capital Resources - Advest Bank and Trust Company."

Note 13: Income Taxes
The provision for income taxes for the three years ended September 30, 1997 consisted of the following:

       --------------------------------------------------
       In thousands             1997       1996      1995
       --------------------------------------------------
       Current:
         Federal              $7,549     $5,893    $1,695
         State and local       2,453      3,270     1,985
                              ---------------------------
                              10,002      9,163     3,680
                              ---------------------------

        Deferred:
         Federal                 803       (155)    1,749
         State and local        (429)      (161)       (9)
                               --------------------------
                                 374       (316)    1,760
                               --------------------------

        Provision for income
         taxes               $10,376     $8,847    $5,440
                              ===========================
---------------------------------------------------------

   At September 30, 1997 and 1996, deferred tax assets and liabilities were comprised of:

        ------------------------------------------------
        In thousands                    1997        1996
        ------------------------------------------------
        Deferred tax assets:
          Provision for credit losses and
            asset devaluation         $2,709      $2,753
          Employee benefits            5,156       4,579
          Lease commitments               --         434
          FAS115 losses                   35         112
          State NOL carryforwards      1,069       1,671
          Valuation allowance -
            state taxes                 (499)     (1,671)
          Other                           46          86
                                      ------------------
        Total deferred tax assets     $8,516      $7,964
                                      ------------------

        Deferred tax liabilities:
          Tax loan loss reserve in
            excess of base year      $   528     $   614
          Depreciation                 1,430       1,367
          Investment income              168         449
          Partnership basis difference 2,487       2,305
          Other                        2,470       1,343
                                      ------------------
        Total deferred tax
          liabilities                 $7,083      $6,078
                                      ------------------
        Net deferred tax asset        $1,433      $1,886
                                      ==================
        ------------------------------------------------

   The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. Accordingly, at September 30, 1997 and 1996, the Company has recorded no valuation allowance against federal deferred tax assets based on reversals of existing taxable amounts and anticipated future earnings. A valuation reserve has been established to cover state net operating loss carryforwards which are not expected to be realized due to short carryforward time periods. At September 30, 1997, state net operating loss carryforwards were approximately $11,250,000 which expire in various years between 1998 and 2000.
   A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows for the three years ended September 30, 1997 follows:

       ------------------------------------------------------
       Percent of pre-tax income    1997      1996       1995
       ------------------------------------------------------
       Statutory income tax rate   35.0%     35.0%      34.0%
       State and local income taxes,
         net of federal tax effect  6.9       9.8       11.1

       Recognition of state net
         operating losses          (1.5)       --         --
       Tax-exempt interest income  (1.5)     (1.6)      (1.9)
       Intangible assets            0.4       0.4        0.7
       Other                        1.7       0.4        2.1
                                   --------------------------
       Effective income tax rate   41.0%     44.0%      46.0%
                                   ==========================
      -------------------------------------------------------

   Effective for the fiscal year ended September 30, 1997, the Bank changed its tax bad debt method to the specific charge-off method in accordance with provisions of the Small Business Job Protection Act. The change in method will result in taxable income of approximately $1,485,000 representing the excess of the Bank's tax bad debt reserve at September 30, 1996 over the reserve that arose in tax years beginning before December 31, 1987 (base year reserve). Generally, the income will be recognized ratably over a six year period. Accordingly, the deferred tax liability resulting from the change in method is approximately $528,000 at September 30, 1997.
   As of September 30, 1997, the Bank has not recorded a deferred tax liability for its base year reserve of $2,155,000. An income tax liability could be incurred if certain excess distributions were made with respect to the Bank's stock. It is not anticipated that such excess distributions would be made.

Note 14: Commitments and Contingent Liabilities

Leases
The Company conducts all of its operations from leased premises, and leases data processing and communications equipment under noncancelable operating leases primarily varying from one to ten years, with certain renewal options for similar terms. Minimum rentals based upon the original terms (excluding taxes, insurance and maintenance expenses which also are obligations) at September 30, 1997 are (in thousands):

      ----------------------------------------------------------
                                       Data processing
       Fiscal year ended      Office  & communications
       September 30,      facilities         equipment     Total
      ----------------------------------------------------------
       1998                  $ 7,313            $1,895   $ 9,208
       1999                    5,890             1,077     6,967
       2000                    5,836               759     6,595
       2001                    5,551               759     6,310
       2002                    4,247               428     4,675
       2003 and thereafter    11,601                --    11,601
                           -------------------------------------
                             $40,438            $4,918   $45,356
                           =====================================
      ----------------------------------------------------------


   Rental expense under these leases was $9,338,000, $8,928,000 and $9,458,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

Loan guarantees and letters of credit
Billings Management Company, a subsidiary of the Company, acts as general partner in various real estate limited partnerships. At September 30, 1997 and 1996, AGI was a guarantor of borrowings by one of the partnerships in the amount $275,000 and $503,000, respectively. The borrowings are uncollateralized.
   At September 30, 1996, AGI was contingently liable under a collateralized bank letter of credit in the amount of $1,250,000 required under the terms of a non-recourse note entered into between Advest and a third party lender. The note was repaid in full during fiscal 1997 and the letter of credit was canceled. (See Note 7.)
   At September 30, 1997 and 1996, Advest was contingently liable under bank letter of credit agreements in the amount of $1,835,000 and $1,255,000, respectively, which are collateralized by securities held in customer accounts.
   At September 30, 1997 and 1996, the Bank and AGI were contingently liable under standby letters of credit and commitments to extend credit to customers in the amount of $88,800,000 and $68,405,000, respectively. The value of collateral required to be held for letter of credit commitments as of September 30, 1997 ranges from 0% to 1174% of individual commitments with a weighted average of 148%.

Litigation
The Company has been named as defendant in a number of legal proceedings arising principally from its securities and investment banking business. Some of these actions involve claims by plaintiffs for substantial amounts. While results of litigation cannot be predicted with certainty, in the opinion of management, based on discussion with counsel, the outcome of these matters will not result in a material adverse effect on the financial condition or future operating results of the Company.

Note 15: Financial Instruments With Off-Balance-Sheet Risk
In the normal course of business, Advest executes, settles and finances customer and proprietary securities transactions. These activities may expose Advest to off-balance-sheet risk in the event that customers or other parties are unable to fulfill their contractual obligations.
   In accordance with industry practice, Advest records securities transactions executed on behalf of its customers on settlement date which is generally three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, Advest may be required to purchase or sell securities at unfavorable market prices.
   Customer securities activities are transacted on either a cash or margin basis. For margin transactions, in which Advest extends credit to customers, it seeks to control its risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Advest monitors required margin levels daily and requests customers to deposit additional collateral or liquidate securities positions when necessary. Such transactions expose Advest to off-balance-sheet risk in the event margin requirements are not sufficient to cover customer losses.
   Advest's collateralized financing activities require it to pledge customer securities as collateral for various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligations, Advest may be exposed to the off-balance-sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustment of collateral levels as needed.
   Advest has sold securities that it does not currently own and will therefore be obligated to purchase such securities at prevailing market prices in the future. These obligations are recorded in the financial statements at the market values of the related securities and Advest will incur a loss if the market value of the securities increases.
   Advest seeks to manage the interest rate risk associated with its trading positions, primarily its municipal and corporate bond inventories, by entering into derivative transactions, principally short-term futures contracts. The average fair value of futures contracts during the years ended September 30, 1997 and 1996 were $875,752 and $598,303, respectively. A net trading loss of $76,000 was realized in 1997, a net trading profit of $20,000 was realized in 1996 and a net trading loss of $100,000 was realized in fiscal 1995. At September 30, 1997, Advest had only nominal open positions. In 1996 there were no open hedge positions.
   The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for existing loans and management believes that the Bank controls the risk of these financial instruments through credit approvals, limits and monitoring procedures. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on credit evaluation of its customer. Collateral held varies but may include income-producing commercial properties, accounts receivable, inventory and property, plant and equipment.
   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of customers to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in standing loan facilities to customers. The Bank holds real estate and marketable securities as collateral supporting those commitments for which collateral is deemed necessary.
   The Bank enters into interest rate swap and cap contracts as part of its interest rate risk management strategy. The notional values do not represent direct credit exposures. The Bank's credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction which is generally netted and paid quarterly.

   The following table illustrates the Bank's outstanding swap and cap contracts at September 30, 1997:

---------------------------------------------------------------------
                                  Maturities
                            ---------------------    Balance  Balance
In thousands                1998    1999     2001    9/30/97  9/30/96
---------------------------------------------------------------------
Fixed pay interest rate swaps:
  Notional value          $5,000  $5,000   $  --     $10,000  $20,000
  Weighted average
    receive rate          5.813%  5.719%      --%     5.719%   5.556%
  Weighted average
    pay rate              8.790%  7.090%      --%     7.940%   7.145%

Interest rate caps:
  Notional value          $ --    $ --     $5,000    $ 5,000  $ 5,000
  Strike rate               --%     --%    6.000%     6.000%   6.000%
  Unamortized premium     $ --    $ --     $  167    $   167  $    51

Total notional value      $5,000  $5,000   $5,000    $15,000  $25,000
---------------------------------------------------------------------

   In the absence of these interest rate swaps, net interest income would have been higher by approximately $233,000 in 1997, $441,000 in 1996 and $472,000 in 1995. In the absence of these cap contracts, net interest income would have been higher by approximately $75,000 in 1997 and $57,000 in 1996, and lower by approximately $128,000 in 1995.

Note 16: Concentrations of Credit Risk
Advest generally conducts business with brokers and dealers located in the New York metropolitan area that are members of the major securities exchanges. Advest's clients are predominantly retail investors located throughout the United States but primarily in the Northeast and Florida. Advest's activities primarily involve collateralized arrangements and may result in credit exposure if the counterparties do not fulfill their obligations. Advest's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations.
   When entering into interest rate swap and cap agreements, the Bank is subject to the risk of dealing with counterparties and their ability to meet the terms of the contracts. The Bank enters into swap and cap contracts with counterparties that are either highly rated by recognized rating agencies or are federal agencies. The Bank minimizes the credit risk by performing credit reviews on the swap counterparties and minimizes the interest rate risk by its asset and liability management policies.

Note 17: Related Parties
As of September 30, 1997 and 1996, loans to related parties made by the Bank totaled approximately $3,623,000 and $4,764,000, respectively. There were approximately $1,130,000 of new loans and $2,271,000 of repayments during 1997. Related parties include directors and executive officers of the Company, and their respective affiliates in which they have a 10% or more interest. Such loans were made in the ordinary course of business. As of September 30, 1997, all loans to related parties were performing.

Note 18: Fair Value of Financial Instruments
Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation. Where current exchange prices are not available, other valuation techniques are used, such as discounting the expected future cash flows. Fair value estimates are subjective and depend on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. In addition, a wide range of valuation techniques are permitted, making comparisons difficult, even between similar entities. The fair value of other financial assets and liabilities (consisting primarily of receivable from and payable to brokers and dealers, customers, securities borrowed and loaned) are considered to approximate the carrying value due to the short-term nature of the financial instruments.
   For residential one to four family real estate mortgages, fair value is estimated using quoted market prices for similar loans, adjusted for differences in loan characteristics. For multi-family mortgages, commercial real estate loans and commercial and consumer loans, fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be originated to borrowers with similar credit ratings for comparable remaining maturities. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities. The fair value of advances from the FHLB, including the current portion, are estimated using rates which approximate those currently being offered by the FHLB for advances with similar remaining maturities. The fair value of interest rate swap and cap agreements are obtained from quoted market prices and dealer quotes. These values represent the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties.
   The fair values of the Company's financial instruments at September 30, 1997 and 1996 are:

---------------------------------------------------------------
                                  1997               1996
                          -------------------------------------
                          Carrying     Fair   Carrying     Fair
   In thousands             amount    value     amount    value
---------------------------------------------------------------
   Financial assets:
     Loans, net          $199,166  $202,103  $194,956  $196,135
     Investment
       securities          35,012    34,909    38,086    38,003

   Financial liabilities:
     Deposits             169,583   169,747   191,186   191,554
     Short-term
       borrowings          61,496    61,544    39,301    39,326
     Long-term
       borrowings          41,321    41,273    19,744    19,873
     Subordinated
        borrowings             --        --    20,552    21,374

                          Notional      Fair  Notional      Fair
   In thousands             amount     value    amount     value
   -------------------------------------------------------------
   Unrecognized financial instruments:
     Fixed pay interest
       rate swaps         $10,000     $(163)  $ 20,000    $(317)
   Interest rate caps       5,000       114      5,000       16
   Commitments to
       extend credit      (87,922)        6    (67,935)      31
   Standby letters
       of credit           (2,193)       (3)    (2,975)     (11)
   -------------------------------------------------------------

Note 19: Segment Reporting
The Company operates principally in the financial services and banking industries. Operations in the financial services industry include agency transactions, principal transactions, investment banking, asset management and consulting. The banking operations include residential mortgage lending, trust services and investment of funds generated from borrowings and customer deposits. Financial information by industry segments for the three years in the period ended September 30, 1997 are summarized as follows:

---------------------------------------------------------------------
                        Financial
   In thousands          services   Banking     Other    Consolidated
   ------------------------------------------------------------------
  1997
  ----
  Total revenues         $272,967  $ 16,925   $ 1,315      $  291,207
  Operating income
    (loss)                 27,310       720    (2,722)         25,308
  Identifiable assets     814,149   222,014    42,676       1,078,839
  Capital expenditures      4,235       377         4           4,616
  Depreciation and
    amortization            8,230       364       (68)          8,526

  1996
  ----
  Total revenues         $239,030  $ 19,324    $ 1,548       $259,902
  Operating income
    (loss)                 21,643     1,074     (2,610)        20,107
  Identifiable assets     712,844   219,245     33,756        965,845
  Capital expenditures      5,573       344         14          5,931
  Depreciation and
    amortization            7,694       332        195          8,221

  1995
  ----
  Total revenues         $207,674 $  23,464    $ 1,596       $232,734
  Operating income
    (loss)                 23,241    (9,301)    (2,113)        11,827
  Identifiable assets     532,722   269,500     30,318        832,540
  Capital expenditures      4,182       193          2          4,377
  Depreciation and
    amortization            8,391       313        201          8,905
  -------------------------------------------------------------------

Note 20: Subsequent Event
On October 2, 1997, the Company announced that it has entered into a letter of intent to acquire Ironwood Capital, Ltd. ("Ironwood"), a private investment bank, in exchange for 137,060 shares of AGI common stock. The closing is expected to occur on or before November 15, 1997 and it is anticipated that the acquisition will be accounted for as a pooling of interests. Following the acquisition, Ironwood and its twelve employees will become the Corporate Fixed Income Group within the Investment Banking Division of Advest. Restatement of prior years' financial statements, as required under a pooling of interests transaction, would not have a material impact on the Company's financial condition, results of operations or cash flows. Consequently, Ironwood will be included in consolidated financial statements of the Company prospectively from the acquisition date.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Advest Group, Inc.:

We have audited the accompanying consolidated balance sheets of The Advest Group, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Advest Group, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" as of October 1, 1996.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", as of October 1, 1996.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective date of Certain Provisions of FASB Statement No. 125" as of January 1, 1997.

PricewaterhouseCoopers L.L.P.

Hartford, Connecticut
October 22, 1997


Quarterly Financial Information (unaudited)

-------------------------------------------------------------------------------------------------------------------
In millions, except                1997 by fiscal quarters                 1996 by fiscal quarters
                                   --------------------------------------------------------------------------------
per share data                        1st       2nd       3rd       4th       1st       2nd       3rd       4th
-------------------------------------------------------------------------------------------------------------------
Cash dividends per
  common shares                    $-        $ .03     $ .03     $ .03     $-        $-        $-        $-
Stock price range:  High           $10-7/8   $15       $27-1/2   $27-1/2   $9-3/4    $10-1/8   $11       $10-5/8
                    Low            $9        $10-3/8   $11-1/2   $20-1/2   $8-1/2    $8-5/8    $9-5/8    $9-1/4
                    Close          $10-3/4   $11-7/8   $23-3/4   $26-5/16  $8-1/2    $9-5/8    $10-1/4   $9-3/4

Revenues                           $70.2     $68.2     $73.8     $79.0     $64.9     $64.5     $68.8     $61.7
Income before taxes                $ 6.1     $ 5.3     $ 6.6     $ 7.3     $ 5.7     $ 5.4     $ 5.7     $ 3.3
Net income                         $ 3.4     $ 3.1     $ 3.8     $ 4.7     $ 3.1     $ 3.0     $ 3.2     $ 2.0

Net income per common share        $ .39     $ .35     $ .42     $ .51     $ .35     $ .34     $ .36     $ .23


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's independent accounts on any accounting or financial disclosure matters.

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

                                                                    Executive
                                                                     Officer
Name                 Age    Office                                    Since
-----------------------------------------------------------------------------
Allen Weintraub       62    Chairman and Chief Executive Officer       1977
Grant W. Kurtz        55    President                                  1985
Murray M. Beach       43    Senior Vice President - Corporate
                              Finance, Advest, Inc.                    1996
Allen G. Botwinick    54    Executive Vice President, Administration
                              and Operations                           1980
George A. Boujoukos   63    Executive Vice President - Capital
                              Markets, Advest, Inc.                    1977
Harry H. Branning     46    Executive Vice President - National Sales
                              Manager, Advest, Inc.                    1994
Lee G. Kuckro         56    Senior Vice President, Secretary
                              and General Counsel                      1978
Martin M. Lilienthal  55    Senior Vice President, Treasurer and
                              Chief Financial Officer                  1977

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

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                      Page Reference
                                                    ----------------
                                                          10-K
                                                    ----------------
(a) 1. Financial Statements
    The Consolidated Financial Statements and The Report of
        Independent Accountants contained in the 1997 Annual
        Report to Shareholders are
          incorporated herein by reference:
    Consolidated Statements of Earnings                    32
    Consolidated Balance Sheets                            33
    Consolidated Statements of Cash Flows                  34
    Consolidated Statement of Changes
        in Shareholders' Equity                            35
    Notes to Consolidated Financial Statements            36-57
    Report of Independent Accountants                      58

    2. Financial Statement Schedules
    Report of Independent Accountants on all schedules     66
    Schedule I - Condensed Financial
      Information of Registrant                           67-69
    Schedule II - Valuation and Qualifying Accounts        70

     3. Exhibits
     The following is a list of exhibits to this Report on Form 10-K filed herewith or incorporated by reference herein.

                                  Prior Filing(s) to which Reference is made,
Exhibit  Description              if applicable
-----------------------------------------------------------------------------

3(a)     Restated Certificate of  Exhibit 3(a) of Incorporation Registrant's
         Incorporation of         Report on Form 10-Q for the quarter
         Registration             ended March 31, 1989

3(b)     By-laws of Registrant,   Exhibit 3(b) to Registrant's
         as restated and amemded  Report on Form 10-Q and amended for the quarter ended March 31, 1989 and Exhibit
                                  3(a) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1990

3(c)     Second Amendment to      Exhibit 3(c) to Registrant's Report on
         Restated By-laws of      Form 10-K for its fiscal year ended
         Registrant               September 30, 1997

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

                                  Prior Filing(s) to which Reference is made,
Exhibit  Description              if applicable
-----------------------------------------------------------------------------

10(a)    Registrant's 1994        Exhibit A to Registrant's Proxy
         Non-Employee Director    Statement dated December 20, 1994
         Stock Option Plan

10(b)    First and Second         Exhibit 10(b) to Registrant's Report on
         Amendments to            Form 10-K for its fiscal year ended
         Non-Employee Director    September 30, 1997
         Stock Option Plan

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

10(e)    Registrant's Deferred    Exhibit 10(f) to Registrant's Report on
         Compensation Savings and Form 10-K for the fiscal year ended Investment Plan, Amended September 30, 1989, Exhibit 10(j) to
         and Restated as of       Registrant's Report on Form 10-K for its
         November 17,1989,        fiscal year ended September 30,1990 and
         as amended               Exhibit 10(b) of Registrant's Report on
                                  Form 10-Q for the quarter ended December
                                  31,1992

10(f)    Non-Employee Director    Exhibit 10(b) to Registrant's Report on
         Equity Plan              Form 10-Q for the quarter ended June 30,
                                  1996

10(g)    Key Professionals Equity Exhibit 10(g) to Registrant's Report on
         Plan, as amended and     Form 10-K for its fiscal year ended
         restated as of           September 30, 1997
         October 1,1997

10(h)    Forms of Executive       Exhibit 10 to Registrant's Report on Form
         Officer Restricted       10-Q for the quarter ended December 31,
         Stock and Stock Option   1994 and Exhibit 10(c) to Registrant's
         Agreement for 1995,      Report on Form 10-Q for the quarter ended
         1996 (as supplemented)   June 30, 1996 and Exhibit 4.4 to
         and 1997                 Registrant's Registration Statement on
                                  Form S-8, File No. 333-17711; and Exhibit
                                  4.5 to Registrant's Registration Statement
                                  4.6 on  Form S-8, File No. 333-17711

10(i)    Executive Officer        Exhibit 10(i) to Regiatrant's Report on
         Restricted Stock         Form 10-K for its fiscal year ended
         and Stock Option         September 30, 1997
         Agreement for 1998

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

10(k) Fifth, Sixth and Seventh Exhibit 10(k) to Registrant's Report on Amendments to the Advest Form 10-K for its fiscal year ended Thrift Plan of Registrant September 30, 1997

10(l)   Registrant's 1991 and     Exhibit 10(k) to Registrant's Report on
        1992 Top AE Stock         Form 10-K for its fiscal year ended
        Option Plans              September 30, 1991, and Exhibit 10(c)
                                  to Registrant's Report on Form 10-Q
                                  for the Quarter Ended December 31, 1992

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

10(p)  1998 Advest Equity Plan    Exhibit 10(p) to Registrant's Report on
                                  Form 10-K for its fiscal year ended
                                  September 30, 1997

10(q)  Amended and Restated       Exhibit 10(h) to Registrant's Report on
       Employement Agreement      Form 10-Q for the quarter ended June 30,
       Chief Executive Officer    1996

10(r)  Employment Agreement with  Exhibit 10(r) to Registrant's Report on
       President                  Form 10-K for its fiscal year ended
                                  September 30, 1997

                                  Prior Filing(s) to which Reference is made,
Exhibit  Description              if applicable
-----------------------------------------------------------------------------

10(s) Note Purchase Agreement Exhibit 10(a) to Registrant's Report on of the Registrant dated Form 10-Q for the quarter ended December as of December 27, 1996 31, 1996
         1996 with respect to
         Registrant's 7.95%
         Senior Notes due December
         31, 2003

10(t)    Cash Subordination       Exhibit 10(b) to Registrant's Report on
         Agreement of the         Form 10-Q for the quarter ended December
         Registrant dated as of   31, 1996
         January 31, 1997

11       Statement Regarding      Filed Herewith
         Computation of Net
         Income per Common Share

21       Subsidiaries             Exhibit 21 to Registrant's Report on
                                  Form 10-K for its fiscal year ended
                                  September 30, 1997

23       Consent of Independent   Exhibit 23 to Registrant's Report on
         Accountants              Form 10-K for its fiscal year ended
                                  September 30, 1997

27       Financial Data Schedule  Selected financial data - for EDGAR electronic filing only to SEC

99       Awarness Letter of       Filed Herewith
         Independent
         Accountants

(b) Reports on Form 8-K
    No reports on Form 8-K were filed during the fourth quarter of the year ended September 30, 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      THE ADVEST GROUP, INC.


                      By  /s/Martin M. Lilienthal           July 24, 1998
                          Martin M. Lilienthal
                          Senior Vice President and Treasurer
                         (Chief Financial and Principal Accounting Officer)

                      Report of Independent Accountants



The Board of Directors and Shareholders
  of The Advest Group, Inc.:


Our report on the consolidated financial statements of The Advest Group, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K/A from page 58 of this filing. In connection with our audits of such financial statements, we have also audited the related financial statemetn schedules listed in the index on page 61 of this Form 10-K/A.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                             /s/  PricewaterhouseCoopers L.L.P.


Hartford, Connecticut
October 22, 1997

                                                   Schedule I

                Condensed Financial Information of Registrant

                           The Advest Group, Inc.
                               (Parent Company)
                          Condensed Balance Sheets

                                                  September 30,
                                              -----------------
In thousands                                  1997        1996
---------------------------------------------------------------
Assets
  Cash                                   $   2,166    $  1,213
    Investment in subsidiaries,
     equity method(a)                      111,039      94,492
    Receivables from subsidiaries(a)         8,361       6,106
    Loans                                    9,359       9,787
    Subordinated Receivable(a)              10,000          --
    Held to maturity securities             11,932      11,226
    Other assets                             6,831       9,855
                                       -----------------------
  Total assets                            $158,943    $132,430
                                       =======================

Liabilities
  Accounts payable and accrued expenses   $ 11,517    $ 12,164
  Payable to subsidiaries(a)                 5,002       4,553
  Borrowings                                35,817       5,494
  Interest payable                             954          77
  Subordinated borrowings                       --      20,552
                                       -----------------------
    Total liabilities                       53,290      42,840

Shareholders' equity(b)                    105,653      89,590
                                       -----------------------
    Total liabilities and
     shareholders' equity                 $158,943    $132,430
                                       =======================

(a)Eliminated in consolidation.
(b)For an analysis of shareholders' equity and its components, see Registrant's Consolidated Balance Sheets and Statements of Changes in Shareholders' Equity on pages 33 and 35 of this filing.

                                                      Schedule I
                                                     (Continued)

                            The Advest Group, Inc.
                               (Parent Company)
                       Condensed Statements of Earnings

                               For the years ended September 30,
----------------------------------------------------------------
In thousands                           1997      1996      1995
----------------------------------------------------------------
Revenues
   Gain on sale of investment
     advisory business, net        $     57   $   627 $  10,092
   Interest                           1,741       482       232
   Other income                         384        65       196
                                  ------------------------------
Total revenues                        2,182     1,174    10,520
                                  ------------------------------

Expenses
   Interest                           2,898     2,447     2,452
   Loss on call of debentures           607        --        --
   Other                              1,390     1,259       807
                                 ------------------------------
Total expenses                        4,895     3,706     3,259
                                 ------------------------------

   Income (loss) before income tax benefit
      and equity in earnings
      of subsidiaries                (2,713)   (2,532)    7,261

Income tax benefit                    1,019       459       542
                                 ------------------------------
   Income (loss) before equity in
      earnings of subsidiaries       (1,694)   (2,073)    7,803

Equity in income (loss)
  of subsidiaries                    16,626     13,333   (1,416)
                                  ------------------------------
   Net income                       $14,932    $11,260 $  6,387
                                  ==============================

                                                         Schedule I
                                                        (Continued)

                              The Advest Group, Inc.
                                 (Parent Company)
                        Condensed Statements of Cash Flows

                                    For the years ended September 30,
---------------------------------------------------------------------
In thousands                               1997      1996      1995
---------------------------------------------------------------------
Operating Activities:
  Net income                            $14,932    $11,260  $ 6,387
  Equity in (loss) income
    of subsidiaries                     (16,626)   (13,333)   1,416
  Adjustments to reconcile net income to net cash
     provide by operating activities        600        429    1,580
  Gain on sale of investment
    advisory business, net                  (57)      (627) (10,092)
  Net (increase) decrease
    in operating assets                     607     (1,335)     (20)
  Net increase (decrease)
    in operating liabilities              2,335      2,652    (2,103)
                                       ------------------------------
  Net cash provided by (used for)
    operating activities                  1,791       (954)   (2,832)
                                       ------------------------------
Financing Activities:
  Proceeds from long term borrowing      35,000      1,250     1,000
  Repayment of short term borrowings     (3,570)        --       --
  Repayment of short term borrowings     (1,107)      (996)     (798)
  Employee stock transactions               866      1,076        62
  Retirement of subordinated borrowings (20,545)        --        --
  Repurchase of subordinated borrowings      --         --      (410)
  Net (decrease) increase in payables
    to subsidiaries                      (1,231)     3,863     3,018
  Repurchase of common stock             (1,835)    (3,799)   (2,309)
  Other                                   1,241      1,101       846
                                       ------------------------------
  Net cash provided by
    financing activities                  8,819      2,495     1,409
                                       ------------------------------

Investing Activities:
  Proceeds from maturities of held to
     maturity securities                  21,388    18,400    12,500
  Proceeds from investment advisory
     business, net                           217       788    10,141
  Purchase of held to maturity
     securities                          (22,000)  (23,388)  (15,309)
  Purchase of available for
     sale securities                         (26)      (23)       --
  Sales of OREO, net                         655     2,090        --
  Principal collections on loans             141     1,135       746
  Purchases of subordinated receivable   (10,000)       --        --
  Acquisition of subsidiaries assets          --       --     (4,585)
  Increase in investments in subsidiaries     --       --       (152)
  Loans originated                           (32)      --     (1,761)
  Recovery on write-offs                      --       --        161
                                       ------------------------------
  Net cash (used for) provided by
            investing activities           (9,657)     (998)   1,741
                                       ------------------------------
Increase in cash                              953       543      318
Cash at beginning of period                 1,213       670      352
                                       ------------------------------
Cash at period end                       $  2,166   $ 1,213  $   670
                                       ==============================

Supplemental Information:
 Interest paid                           $  2,280   $ 2,447  $ 2,452
  Income taxes paid                      $  7,987   $10,067  $ 2,273
  Non-cash transfers
   (reduction of payable to
    subsidiaries effected in
     the form of dividends)              $    --    $ 8,500  $ 3,007
  Restricted stock awards,
     net of forfeitures                  $   515    $    56  $    --

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
                              ==========================================

                                  Form 10-K

                                Exhibit Index

Exhibit   Description
-----------------------------------------------------------------------------
11        Statement Regarding Computation of Net Income per Common Share

27 Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)

99        Awareness Letter of Independent Accountants