Form 10-Q
period 1998-06-30
ADVEST GROUP INC
filed 1998-08-05
CIK 319489

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549


                               FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        X      SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended       June 30, 1998

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

Common Stock, $.01 par value                           8,989,490 Shares
          Class                                  Outstanding at July 30, 1998

Total of sequentially numbered pages 16

                           THE ADVEST GROUP, INC.

                                    INDEX

                                                           Page No.
Part I.  Financial Information

Item 1.   Financial Statements

   Condensed Consolidated Balance Sheets
      June 30, 1998 and September 30, 1997                  3

   Condensed Consolidated Statements of Earnings
      Three and Nine Months Ended June 30, 1998 and 1997    4

   Condensed Consolidated Statements of Cash Flows
      Nine Months Ended June 31, 1998 and 1997              5

   Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations               9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                12


Part II.  Other Information

Item 1.   Legal Proceedings                                13

Item 2.   Changes in Securities                            13

Item 6.   Exhibits and Reports on Form 8-K                 13

Signatures                                                 15

                                                    PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
                                                        The Advest Group, Inc.
                                                     Consolidated Balance Sheets
                                                             (Unaudited)


 In thousands, except share and per share amounts                                     June 30, 1998  September 30, 1997
----------------------------------------------------------------------------------------------------------------------
 Assets
 Cash and short-term investments
      Cash and cash equivalents                                                         $     8,878      $     12,459
      Cash and securities segregated under federal and other regulations                        247               265
                                                                               ---------------------------------------
                                                                                              9,125            12,724
                                                                               ---------------------------------------
 Receivables
      Brokerage customers, net                                                              475,477           389,137
      Loans, net                                                                            195,890           199,166
      Securities borrowed                                                                   397,277           290,745
      Brokers and dealers                                                                     8,414             4,096
      Other                                                                                  18,263            12,006
                                                                               ---------------------------------------
                                                                                          1,095,321           895,150
                                                                               ---------------------------------------
 Securities
      Trading, at market value                                                              216,070            97,619
      Held to maturity (market values of $19,388 and $20,931)                                19,267            21,034
      Available for sale, at market value                                                     9,197            13,978
                                                                               ---------------------------------------
                                                                                            244,534           132,631
                                                                               ---------------------------------------

 Other assets
      Equipment and leasehold improvements, net                                              13,987            14,500
      Other                                                                                  24,934            23,834
                                                                               ---------------------------------------
                                                                                             38,921            38,334
                                                                               ---------------------------------------
                                                                                        $ 1,387,901      $  1,078,839
                                                                               =======================================
 Liabilities & shareholders' equity
 Liabilities
      Securities loaned                                                                     367,278           258,295
      Brokerage customers                                                                   320,940           319,101
      Short-term borrowings                                                                 159,938            61,496
      Deposits                                                                              156,972           169,583
      Securities sold, not yet purchased, at market value                                   144,778            52,113
      Compensation and benefits                                                              25,023            26,448
      Long-term borrowings                                                                   45,985            41,321
      Checks payable                                                                         19,557            18,366
      Brokers and dealers                                                                     7,724             9,389
      Other                                                                                  20,062            17,074
                                                                               ---------------------------------------
                                                                                          1,268,257           973,186
                                                                               ---------------------------------------
 Shareholders' equity
      Common stock, par value $.01, authorized 25,000,000 shares,
         issued 10,889,407 and 10,812,404 shares                                                109               108
      Paid-in capital                                                                        72,423            71,309
      Retained earnings                                                                      61,095            49,260
      Net unrealized gain (loss) on securities available for sale, net of taxes                  17               (63)
      Treasury stock, at cost, 1,913,650 and 2,179,725 shares                               (13,044)          (14,390)
      Unamortized restricted stock compensation                                                (956)             (571)
                                                                               ---------------------------------------
                                                                                            119,644           105,653
                                                                               ---------------------------------------
                                                                                        $ 1,387,901      $  1,078,839
                                                                               =======================================

                                                    3

                                                        The Advest Group, Inc.
                                                 Consolidated Statements of Earnings
                                                             (Unaudited)


                                                        Three  Months Ended                 Nine Months Ended
                                                             June  30,                           June  30,
(In thousands, except per share amounts)              1998              1997             1998              1997
---------------------------------------------------------------------------------------------------------------------
Revenues
    Commissions                                        $ 33,039          $ 29,659         $ 98,883          $ 88,003
    Interest                                             17,915            14,778           52,005            44,410
    Principal transactions                               11,235            11,044           33,560            31,589
    Investment banking                                   10,776            10,391           29,276            24,398
    Asset management and administration                   8,431             6,457           24,724            18,423
    Other                                                 1,474             1,510            4,815             5,399
                                                 ---------------   ---------------  ---------------   ---------------
    Total revenues                                       82,870            73,839          243,263           212,222
                                                 ---------------   ---------------  ---------------   ---------------

Expenses
    Compensation and benefits                            45,730            41,471          137,563           118,870
    Interest                                             10,626             8,064           30,155            24,332
    Communications                                        7,730             6,531           20,895            17,668
    Occupancy and equipment                               4,801             4,426           14,027            13,205
    Professional                                          1,701             1,423            4,389             4,618
    Business development                                  2,002             1,565            5,458             4,597
    Brokerage, clearing and exchange                      1,163             1,163            3,415             3,438
    Other                                                 2,204             2,583            5,851             7,527
                                                 ---------------   ---------------  ---------------   ---------------
     Total Expenses                                      75,957            67,226          221,753           194,255
                                                 ---------------   ---------------  ---------------   ---------------
Income before taxes                                       6,913             6,613           21,510            17,967

Provision for income taxes                                2,765             2,829            8,604             7,711
                                                 ---------------   ---------------  ---------------   ---------------
Net Income                                              $ 4,148           $ 3,784         $ 12,906          $ 10,256
                                                 ===============   ===============  ===============   ===============

Net income per common and common equivalent shares:
    Basic                                               $  0.51           $  0.47         $   1.58          $   1.28
    Diluted                                             $  0.44           $  0.42         $   1.38          $   1.12

 Cash dividend per common share                         $  0.04           $  0.03         $   0.12          $   0.06

Average common and common equivalent shares outstanding:
    Basic                                                 8,182             8,041            8,146             8,035
    Diluted                                               9,427             8,951            9,327             9,403

                                                             4

                                                    The Advest Group,Inc.
                                             Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                                                     Nine Months  Ended June 30,
                                                                           -------------------------------------
In thousands                                                                     1998                1997
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                        $  12,906           $  10,256
   Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation and amortization                                                 7,042               5,907
        Provision for credit losses and asset devaluation                               429                 509
        Gain on sale of investment advisory business                                      0                 (57)
        Loss on retirement of subordinated borrowings                                     0                 608
        Deferred income taxes                                                           667                 344
        Other                                                                           447                (681)
   (Increase) decrease in operating assets:
        Receivables from brokerage customers, net                                   (86,409)            (50,191)
        Securities borrowed                                                        (106,532)             19,711
        Receivables from brokers and dealers                                         (4,318)             (2,320)
        Trading securities                                                         (112,907)             (3,843)
        Cash and securities segregated under federal and other regulations               18                   1
        Proceeds from sales of mortgages held for sale                               53,025              20,694
        Originations and purchases of mortgages held for resale                     (63,257)            (22,170)
        Other                                                                        (7,697)             (2,307)
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                           1,839              34,439
        Securities loaned                                                           108,983              (8,196)
        Securities sold, not yet purchased                                           92,665              (3,303)
        Checks payable                                                                1,191                 440
        Other                                                                          (256)             (1,535)
                                                                           -----------------   -----------------
Net cash used in operating activities                                              (102,164)             (1,694)
                                                                           -----------------   -----------------
FINANCING ACTIVITIES
     Net decrease in deposits                                                       (12,611)            (17,035)
     Proceeds from short-term borrowings                                             33,290              24,717
     Repayment of short-term borrowings                                             (45,364)            (17,766)
     Short-term brokerage borrowings, net                                           108,180               5,500
     Proceeds from long-term borrowings                                               7,000              37,750
     Repayment of long-term borrowings                                                    0              (9,820)
     Retirement of subordinated borrowings                                                0             (20,545)
     Other                                                                              117                (909)
                                                                           -----------------   -----------------
Net cash provided by financing activities                                            90,612               1,892
                                                                           -----------------   -----------------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                         35,853               3,818
      Maturities of available for sale securities                                     2,260               1,389
      Maturities of held to maturity securities                                      17,222              18,651
      Purchases of available for sale securities                                    (37,383)                (91)
      Purchases of held to maturity securities                                      (15,500)            (17,000)
      Investment advisory business, net                                                   0                 160
  Loans sold                                                                          5,742                   0
  Sales of OREO, net                                                                    506                 716
  Principal collections on loans                                                     63,994              29,279
  Loans originated                                                                  (58,784)            (33,100)
  Other                                                                              (5,939)             (7,362)
                                                                           -----------------   -----------------
Net cash provided by (used in) investing activities                                   7,971              (3,540)
                                                                           -----------------   -----------------
Decrease in cash and cash equivalents                                                (3,581)             (3,342)
Cash and cash equivalents at beginning of period                                     12,459              11,461
                                                                           -----------------   -----------------
Cash and cash equivalents at end of period                                        $   8,878           $   8,119
                                                                           =================   =================
Interest paid                                                                     $  29,376           $  24,232
Income taxes paid                                                                 $  11,175           $   5,554
Non-cash activities:
     Restricted stock awards, net of forfeitures                                  $     384           $       0
     Securization of residential mortgages                                        $   1,428           $   2,633

                                                                         5

The Advest Group, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Financial Statements:
     The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer, and Advest Bank and Trust Company (the "Bank"), a federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods presented have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 1997 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
     The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on Form 10-K, as amended by Form 10-K/A filed on July 24, 1998.

2.  Summary of Significant Accounting Policies:
Earnings Per Share:
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share" in February 1997. As of December 31, 1997, the Company adopted SFAS 128, as required, and its implementation did not have a material impact on the Company's computation of earnings per share.
     Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. The diluted calculation for 1997 also assumed full conversion of the Company's outstanding subordinated debentures into common stock and elimination of the related interest expense, net of taxes, for the period outstanding. The debentures were retired in January 1997.

Trading Positions:
     Advest's trading securities and securities sold, not yet purchased are valued at market with unrealized gains and losses reflected in current period revenues from principal transactions and investment banking.
     Securitized loans are held for sale primarily to government agencies (e.g. Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") and are done so on a servicing-retained basis. Securitized loans are classified as trading securities, and associated servicing rights for loans sold on a servicing-retained basis are capitalized as a

The Advest Group, Inc.

component of other assets and amortized in accordance with SFAS 125. Gains or losses resulting from securitizing a loan are included in other income and gains or losses resulting from the sale of securitized loans are included in principal transactions.
     Retroactive to October 1, 1994, the Company adopted the accounting procedures for warrents outlined in Emerging Issue Task Force ("EITF")96-11. For futher discussion refer to Management's Dicusiion and Analysis of Financial Condition and Results of Operations.

Accounting Pronouncements:
The FASB has issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The Company will adopt SFAS 132 in its 1999 fiscal year, as required, and does not expect its implementation to have a material impact on the Company's financial condition, results of operations, or cash flows.
     On June 15, 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge tranaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 in its 2000 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

3.  Capital and Regulatory Requirements:
     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At June 30, 1998, Advest's regulatory net capital of $55.9 million was 11% of aggregate debit balances and exceeded required net capital by $45.3 million.
     Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. As a federal chartered savings bank, the Bank is required to limit annual dividends to the most recent four quarters of net income, subject to limitations. No dividends have been declared or paid by the Bank during the current fiscal year. At June 30, 1998, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 7.56%, 10.59% and 9.34%, respectively, which met all regulatory requirements.

4. Common Stock:
     In 1988, the Board of Directors of the Company adopted a shareholder rights plan. The plan provides for the distribution of one common stock purchase right for each outstanding share of common stock of the Company. In March 1998, the Board of Directors adopted an amendment to the plan extending the term of the rights, increasing their exercise price, and making other changes to the plan. After giving effect to this amendment, each right entitles the holder, following the occurrence of certain events, to purchase one share of common stock at a purchase price of $60 per share subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which either a person or group of affiliated persons acquires, or commences a tender offer to acquire 20% or more of the Company's common

The Advest Group, Inc.

stock or a person or group of affiliated persons acquires 15% of the Company's common stock and is determined by the Board of Directors to be an "Adverse Person." Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances, a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring company at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in October 2008 unless earlier redeemed or exchanged by the Company.
     The following table provides the calculation of net income per common share for the quarters ended June 30, 1998 and 1997:

                                  For the quarters ended June 30 ,
                              ------------------------------------
                                    Basic              Diluted
In thousands except per       ------------------------------------
 share amounts                  1998     1997       1998     1997
------------------------------------------------------------------

Net income                    $4,148   $3,784     $4,148   $3,784
Interest expense
   on debentures, net             --       --         --       --
                              ------------------------------------

Net income applicable to
  common stock                $4,148   $3,784     $4,148   $3,784
                              ====================================

Average number of common shares
  outstanding during
   the period                  8,954    8,559      8,954    8,559
Adjustments:
  Contingently issuable shares  (772)    (518)        --       --
  Exercise of stock options       --       --        473      392
  Conversion of debentures        --       --         --       --
                              ------------------------------------

Average number of common
  shares outstanding           8,182    8,041      9,427    8,951
                              ====================================

Net income per common share   $  .51   $  .47     $  .44   $  .42
                              ====================================

                               For the nine months ended June 30 ,
                              ------------------------------------
                                    Basic              Diluted
In thousands except per       ------------------------------------
 share amounts                  1998     1997       1998     1997
------------------------------------------------------------------

Net income                   $12,906  $10,256    $12,906  $10,256
Interest expense,
   on debentures, net             --       --         --      273
                              ------------------------------------

Net income applicable to
  common stock               $12,906  $10,256    $12,906  $10,529
                              ====================================

Average number of common shares
  outstanding during
   the period                  8,847    8,480      8,847    8,480
Adjustments:
  Contingently issuable shares  (701)    (445)        --       --
  Exercise of stock options       --       --        480      317

The Advest Group, Inc.

  Conversion of debentures        --       --         --      606
                              ------------------------------------

Average number of common
  shares outstanding           8,146    8,035      9,327    9,403
                              ====================================


Net income per common share   $ 1.58   $ 1.28     $ 1.38   $ 1.12
                              ====================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     The Advest Group, Inc. ("AGI"), together with its subsidiaries, provides diversified financial services including securities brokerage, trading, investment banking, residential mortgage lending, trust and asset management. All aspects of the Company's business are highly competitive and regulated and impacted by a variety of factors outside of its control including the political and economic climates both domestically and abroad, interest rates and investor sentiment. Consequently, revenues and operating results can vary significantly from one reporting period to the next.
     The Company reported net income of $4.1 million for the quarter ended June 30, 1998 compared with $3.8 million in the prior year, an increase of 10%. Current quarter basic and diluted earnings per share were $.51 and $.44, respectively, compared with $.47 and $.42, respectively, a year ago. Total revenues increased 12% to a record $82.9 million. Through the first nine months of the fiscal year, net income was $12.9 million compared with $10.3 million last year, a 26% increase. Basic and diluted earnings per share were $1.59 and $1.38, respectively, compared with $1.28 and $1.12, respectively, in the prior year. Total revenues increased 15% to a record $243.3 million.
     Earnings for the nine months ended June 30, 1998 reflect a change in the Company's accounting procedures concerning the recognition of income from warrants. Advest periodically receives warrants in conjunction with its investment banking activities. Because the exercise of these warrants frequently is restricted for one year and large block sales of the underlying stocks may be difficult, the Company has historically recognized income only upon exercise. Retroactive to October 1, 1994, the Company adopted the accounting procedures for warrants outlined in Emerging Issue Task Force ("EITF") 96-11. The cumulative effect was to increase retained earnings as of September 30, 1994 by $850,000. The effect on the subsequent periods, the fiscal years ended September 30, 1995, 1996 and 1997 and the six months ended March 31, 1998, was an aggregate net decrease in earnings of $30,000. The overall impact of the adoption of EITF 96-11 is a net increase to equity of $820,000 and is not material to consolidated results both as previously reported and as restated. The Company has amended its filing on Form 10-K for the fiscal year ended September 30, 1997 to reflect the retroactive adoption of EITF 96-11.
     In December 1997, the Company filed a Form S-3 Shelf Registration which enables it to issue both debt and equity securities up to an aggregate $50 million. Potential proceeds from debt or equity offerings would be used for general corporate purposes which may include debt refinancing and growth through acquisition. The registration was declared effective January 5, 1998.
     In October 1997, the Company acquired Ironwood Capital Ltd., a private investment bank. Ironwood personnel joined Advest's Investment Banking Group as the Corporate Fixed Income Department. In December 1997, Hannah Consulting Group, an investment management subsidiary of the Company, was merged into Advest's Investment Management Department.

The Advest Group, Inc.

Advest, Inc.
     After a very strong March quarter, the equity markets posted nominal gains overall during the June quarter. The markets were divided with some industry groups excelling, primarily consumer-oriented ones, and others languishing as investors continued to evaluate the impact of the Asian crisis on domestic corporate earnings. Stock and bond underwritings remained robust in the


June quarter while falling short of the record levels attained in the March quarter. Current quarter fees were higher, however, due to higher levels of equity underwritings compared with higher levels of debt underwritings in the March quarter, the former generating substantially higher fees.
     For the quarter, Advest posted pre-tax income of $7.2 million, a 2% increase from the prior year and revenues increased 14% to a record $78.3 million. Agency commissions increased 11% to $33.0 million and annualized
average production per investment executive is over $390,000.   Investment
banking revenue increased 4% to a record $10.8 million. During the quarter, the Investment Banking Group raised over $20 million for clients in two public offerings, completed three private placements raising over $200 million and completed six merger and acquisition transactions valued at over $284 million. Asset management revenue increased 36% to $7.8 million, a record high for the thirteenth consecutive quarter. At June 30, client assets in Advest's fee-based programs totaled over $3 billion.


Advest Bank and Trust
     The Bank posted pre-tax income of $81,253 compared with $94,806 last year. The Bank remains well-capitalized and in full regulatory compliance. At June 30, 1998, the Bank's nonperforming assets totaled $3.1 million (1.5% of total Bank assets) compared with $5.2 million (2.3% of total Bank assets) at September 30,1997.


Results of Operations
                   Three Months Ended June 30, 1998 Versus
                      Three Months Ended June 30, 1997

     Net revenues, total revenues less interest expense, were $72.2 million, an increase of $6.5 million (10%). Revenue gains were posted in all categories with the exception of other income. Non-interest expenses increased $6.2 million (10%) to $65.3 million primarily due to increased firm payroll and sales-driven compensation as well as higher communication costs at Advest. The effective tax rate was 40% in the current year versus 43% in the prior year. The lower rate relates to lower state tax obligations, primarily in Connecticut.
     Agency commissions increased $3.4 million (11%) with gains posted across the board. Mutual fund commissions, including distribution fees, increased $1.8 million (19%) reflecting continued high cash infusions, primarily from 401k plans, into mutual funds. Over-the-counter commissions increased $.8 million (16%) while listed commissions increased $.5 million (4%). While the total number of investment executives actually declined year-to-year, recruitment and retention of experienced professionals has contributed to higher average annual production per broker.
     Investment banking revenues increased $.4 million (4%) to a record $10.8 million surpassing the previous high set in the year earlier quarter. Merger and acquisition income increased $1.1 million (46%). Revenue from private placements was $1.0 million compared with $28,000 in the prior year related to income generated by the Corporate Fixed Income Group, formerly Ironwood Capital, which was acquired in the first quarter of the current year. A $1.2 million decline in

The Advest Group, Inc.

revenue relates to a decline in the valuation of stock warrants. During the current quarter, the Advest retroactively adopted a change in accounting for warrants as previously discussed.
     Asset management and administration revenue increased $2.0 million (31%) primarily related to growth in Advest's fee-based client base.

     Net interest income increased $.6 million (9%). Advest's net interest income increased $.7 million primarily related to substantially higher average margin debits which are financed by free credit balances, short-term borrowings and stock loan. Spreads have narrowed as previously margin debits were financed primarily by free credit balances which are paid a lower interest than Advest's borrowing rate. Increased debits and a corresponding decrease in free credits have necessitated increased short-term borrowings and/or stock loan activity. The Bank's net interest income declined $.2 million (11%) primarily due to early payoffs of higher-yielding commercial loans and the current quarter sale of a mortgage-backed security from the trading portfolio.
     Compensation and benefits costs increased $4.3 million (10%) primarily related to volume-driven sales compensation as well as increased firm payroll related to increased headcount and salary increases. Communications costs increased $1.2 million (18%) primarily related to increased computer software costs and enhanced technology services as well as sales-volume-driven increases in costs paid to Advest's third party data processor. Professional fees increased $.3 million (20%). Advest's total professional fees were substantially unchanged, however, legal fees declined $.3 million (54%) and consulting costs increased $.4 million. The Bank's professional fees increased $.2 million primarily related to increased legal, accounting and regulatory fees. Other expenses decreased $.5 million (21%) primarily related to lower costs associated with foreclosed properties of the Bank and lower settlement expenses at Advest.

                   Nine Months Ended June 30, 1998 Versus
                       Nine Months Ended June 30, 1997

     Net revenues increased $25.2 million (13%) and non-interest expenses increased $21.7 million (13%). Year-to-date variances in agency commissions, net interest income and asset management income are consistent with the June quarter analysis. On the expense side, year-to-date variances for compensation and benefits and communications costs are consistent with the June quarter analysis.
     Investment banking revenues increased $4.9 million (20%). Commissions related to equity underwritings increased $1.9 million (25%) and related trading profits increased $.9 million (350%). Commissions related to fixed income offerings declined $.2 million (98%). Corporate Finance's revenue from private placements increased $2.5 million (534%) primarily related to deals completed by the Corporate Fixed Income Group, formerly Ironwood Capital, an investment bank acquired in the first quarter. Merger and acquisition fees increased $.5 million (11%) as the current quarter's $1.1 million increase reversed a decline through the first six months of the fiscal year. Consulting and valuation revenue declined $.9 million (49%) and a $.4 million decline in revenue relates to a decline in the valuation of stock warrants using accounting procedures adopted retroactively during the current quarter as previously discussed.
     Revenue from principal transactions increased $2.0 million (6%) primarily due to corporate bond trading profits which increased $1.4 million (119%). Commissions on principal stocks increased $.8 million (6%) while commissions on debt securities declined $.2 million (1%).
     Professional fees declined $.2 million (5%) primarily related to a $.4 million (47%) and a $.5 million (32%) declines in personnel agency and legal fees, respectively, of Advest. The higher personnel agency fees in the prior year primarily related to recruitment in Advest's capital markets and sales departments. The Bank's professional fees increased $.5 million primarily related to increased legal, accounting and regulatory fees. Other expenses decreased $1.6 million (23%)

The Advest Group, Inc.

primarily as a result of a $.6 million charge related to the early retirement of the Company's outstanding convertible debentures in the prior year. In addition, other expenses declined as a result of lower settlement expenses at Advest and lower cost associated with foreclosed properties of the Bank.

                       Liquidity and Capital Resources
                       Nine Months Ended June 30, 1998

     Total assets increased $309.1 million (29%) primarily due to increased trading inventories, stock borrowing activities and margin debits. As a result of the retroactive adoption of the change in accounting for stock warrants outlined in EITF 96-11 previously discussed, trading securities for September 30, 1997 increased $2.8 million. At June 30, 1998, trading securities included $2.1 million of warrants. Advest's receivables from brokerage customers increased $86.3 million (22%) and were financed primarily by short-term borrowings which increased $108.2 million (338%). The increase in borrowings also financed higher trading inventories (net increase in long positions over short positions was $25.8 million). Securities borrowed increased $106.5 million and was financed by a corresponding increase in stock loan of $109.0 million (42%).
     Increases in average margin balances as well as firm trading positions, primarily corporate, agency and mortgage-backed securities, have resulted in consistently higher borrowing levels for Advest during the current fiscal year. Short-term borrowings are regularly in excess of $100 million. To support its increased borrowing requirements, Advest increased its uncommitted lines of credit with its two lead banks to $225 million. During the third quarter, Advest established a $35 million uncommitted line of credit with a third financial institution. With the exception of a $20 million unsecured line of credit, all of Advest's borrowings are on a collateralized basis for which it has substantial levels of customer and firm securities which can be pledged.
     As a result of the retroactive adoption of the change in accounting for stock warrants previously discussed, retained earnings increased a net $.8 million for the period October 1, 1994 through March 31, 1998.
     There were no other material changes to the Company's liquidity or capital resources since September 30,1997.


Forward Looking Statements
     Some matters discussed in this report include forward-looking statements that involve risks and uncertainties, many of which are beyond the Company's control, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices and other factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Trading Accounts
     For purposes of new Securities and Exchange Commission disclosure requirements, the Company has performed a value at risk analysis of Advest's trading financial instruments. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and covariances used to construct the variance/covariance matrix, for the market factors relevant to the portfolio, are generated from historical data. Although value at risk models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest will manage its

The Advest Group, Inc.

exposure through other measures, including predetermined trading authorization levels and a hedging requirement policy.
     At June 30, 1998, Advest's value at risk for each component of market risk and in total was as follows (in thousands):

               Interest rate risk         $540
               Equity price risk            53
               Diversification benefit     (66)
                                          -----

               Total                      $527
                                          ====

Non-Trading Accounts
     There were no material changes to the Company's market risk analysis during the current quarter.


                         Part II. Other Information


Item 1.  Legal Proceedings

     The Company has been named as defendant in a number of legal proceedings arising principally from its securities and investment banking business. Some of these actions involve claims by plaintiffs for substantial amounts. While results of litigation cannot be predicted with certainty, in the opinion of management, based on discussion with counsel, the outcome of these matters will not result in a material adverse effect on the financial condition, future results of operations or cash flows of the Company.


Item 2.  Changes in Securities

     During the current quarter the Company assigned 13,236 shares of its common stock as compensation to employees under separate Employment Agreements.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
         Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)

         The interim financial information contained herein has been subjected to a review by Coopers & Lybrand L.L.P., the registrant's Independent Accountants, whose report is included on page 14 of this filing.

    (b) Reports on Form 8-K
                None filed

The Advest Group, Inc.

                      Report of Independent Accountants


To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and subsidiaries (the "Company") as of June 30, 1998, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended June 30, 1998 and 1997 and cash flows for the nine-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997, and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report, dated October 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers L.L.P.




Hartford, Connecticut
July 15, 1998

The Advest Group, Inc.



                                 Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                      The Advest Group, Inc.
                                            Registrant




Date      August 3, 1998                /s/ Allen Weintraub
                                          Allen Weintraub,
                                     Chairman of the Board and
                                      Chief Executive Officer



Date      August 3, 1998              /s/ Martin M. Lilienthal
                                        Martin M. Lilienthal,
                                     Senior Vice President and
                                      Chief Financial Officer

The Advest Group, Inc.

                                Exhibit Index


Exhibit        Description
--------------------------

   27 Financial Data Schedule (Selected financial data - for EDGAR electronic transmission only for SEC.)