Form 10-K
period 1998-09-30
ADVEST GROUP INC
filed 1998-12-21
CIK 319489

                               United States
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 Form 10-K
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended September 30, 1998
                                Or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
               For the transition period from ____to ____
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

     Registrant's telephone number, including area code: (860)509-1000

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

Indicate by an (X) if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $164,231,046 as of December 11, 1998.

On December 11, 1998 the Registrant has outstanding 8,895,709 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

Part III incorporates information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on January 28, 1999.

Total of sequentialy numbered pages 96.
Exhibit index sequential page number page 72.

                                  Part I
Item 1.  Business

General Development of Business
The Advest Group, Inc. ("AGI"), a Delaware corporation, is a financial services holding company engaged, with its operating subsidiaries (collectively the "Company"), in securities brokerage, trading, investment banking, residential lending, asset management, trust and other financial services. It is organized under the laws of Delaware and commenced operations on January 1, 1977. AGI is successor to a partnership which resulted from mergers of five New York Stock Exchange, Inc. ("NYSE") member firms organized between 1898 and 1919. The Company's broker/dealer subsidiary, Advest, Inc. ("Advest"), was organized to succeed the business of the partnership, effective January 1, 1977. Since that date, a number of other operating subsidiaries in the brokerage and financial services industries have been established or acquired.
     In addition to Advest, operating subsidiaries include Advest Bank and Trust Company (the "Bank"), a federal savings bank; Boston Advisors ("BA"), formerly Boston Security Counsellors, Inc., an investment management company; and Billings & Company, Inc. ("Billings"), a real estate services company. Material acquisitions and dispositions by the Company during the past five years follow.
     During fiscal 1995, the Company sold the investment advisory business related to its proprietary mutual funds in three separate transactions. The total gain from all sales was $10.1 million. Additional consideration of $.1 and $.6 million was received in fiscal 1997 and 1996, respectively, under the terms of one of the sales agreements.
     In October 1996, the Company formed The Hannah Consulting Group ("HCG"), an investment management subsidiary. HCG is located in Boston, MA and its employees provide investment management services primarily to pension plans. Effective October 1, 1997, HCG was merged into Advest's Investment Management Services Department.
     In October 1997, Advest acquired Ironwood Capital Ltd. ("Ironwood"), a private investment bank that originates and distributes private placements of taxable fixed income securities. Ironwood and its twelve employees became the Corporate Fixed Income Group of Advest's Investment Banking Division. The Company issued 137,060 shares of its common stock in conjunction with the acquisition was accounted for as a pooling of interests. Due to the immaterial effect on the Company's consolidated financial condition, results of operations and cash flows, operating results of Ironwood are included prospectively in the Company's consolidated financial statements.
     Advest is engaged in a broad range of activities in the securities brokerage, investment banking and asset management businesses. Specific services include retail brokerage, institutional sales, origination of and participation in underwritings and distribution of corporate and municipal securities, market making and trading activities in equities and fixed income securities, research, custody and asset management.
     Advest has been classified by the Securities and Exchange Commission ("SEC") and the Securities Industry Association as a "large regional" brokerage firm. "Regional" is a term commonly used in the securities industry to indicate that a firm's headquarters are located outside New York City. Advest has retail clients in all fifty states with the largest concentration in the Northeast and Midwest regions and also services institutional accounts throughout the country. During fiscal 1998, Advest opened a sales office in Tampa, FL and relocated its Fairfield, CT office to expanded quarters in Greenwich, CT. At September 30, 1998, Advest had sales locations, including satellite offices, and account executives, including trainees, in 16 states and the District of Columbia as follows:

                            Number of            Number of
        State               Locations      Investment Executives
        ------              ---------      ---------------------
        Connecticut             10                  79
        District of Columbia     1                  11
        Florida                  8                  60
        Illinois                 1                   4
        Kentucky                 3                  16
        Maine                    5                  21
        Maryland                 1                   5
        Massachusetts            8                  51
        Missouri                 1                   9
        New Hampshire            3                   7
        New Jersey               4                  21
        New York                15                 108
        Ohio                    12                  61
        Pennsylvania            11                  47
        Rhode Island             1                  11
        Vermont                  1                   3
        Virginia                 4                  13
                                --                 ---
                                89                 527
                                ==                 ===
     Advest is a member of all major securities exchanges in the United States, the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). In addition, Advest is registered with the Commodity Futures Trading Commission ("CFTC") as a commodity trading advisor and a futures commission merchant and clears all option transactions through an independent third party broker.
     The Bank, commenced operations in 1984 as a state-chartered savings bank and converted to a federal savings bank during fiscal 1997. The Bank is regulated by the Office of Thrift Supervision ("OTS") and its federal charter enables the Bank to provide lending and trust services in all 50 states. The Bank's headquarters are located at 90 State House Square, Hartford, Connecticut 06103 and maintains no retail branches. The Bank has trust and/or mortgage representatives in Springfield, MA, Columbus, Oh, New Canaan, CT, Pittsburgh, PA and Boca Raton, FL, the last of which was opened in fiscal 1998. Trust representatives share office space with Advest retail offices. The Bank's principal business activities consist of soliciting and servicing fiduciary and retirement plan trust business and conducting a broad range of mortgage banking services, primarily to clients of Advest. The Bank also provides residential first mortgage and home equity lending funded by customer deposits, together with funds from capital and other borrowings. In recent years, the total assets of the Bank have declined as part of a planned reduction in its asset base. The Bank's loan portfolio includes single and multi-family residential mortgages, consumer loans and commercial mortgages. The Bank has expanded its residential mortgage lending production in recent years, and places excess volume not retained in portfolio with investors, principally federal agencies and major private mortgage conduits. It is the Bank's strategy to sell most of the newly originated fixed rate and adjustable rate residential mortgage loans to investors in the secondary market by securitizing with government agencies or selling as whole loans to secondary market investors. Investments include government and agency obligations and mortgage-backed securities. The Bank does not currently have a material source of deposits other than those obtained through Advest. Deposits in the Bank are insured by the Bank Insurance Fund of the FDIC, subject to applicable limits.
     In fiscal 1991, the OTS approved requests by AGI and the Bank for the Bank to be deemed a

"savings association" by virtue of its meeting the test for a qualified thrift lender and for AGI, as the sole shareholder of a "savings association", to be treated as a unitary thrift holding company. In order to retain its status as a "savings association" the Bank must continue to satisfy the "qualified thrift lender" test. This test generally requires that an institution maintain a minimum of 65% of its assets in residential real estate and related investments. At September 30, 1998, 91.4% of the Bank's portfolio consisted of such assets.

Financial Information about Industry Segments
The information required by this item is disclosed in item 8 of this filing in Note 18 of Notes to Consolidated Financial Statements.

Narrative Description of Business
The principal sources of revenue for the last five years are disclosed in item 8 of this filing under the caption "Five Year Financial Summary." A discussion of the components of services provided and related compensation follows.

Agency Commissions
During the three years in the period ended September 30, 1998, agency commissions represented 40%, 42% and 42%, respectively, of the Company's total revenues. Agency commissions are substantially derived from sales of listed and over-the-counter securities and mutual funds primarily to retail clients.
     For sales of listed securities, Advest acts as an agent for its customers in the purchase and sale of securities on the major securities exchanges. Advest executes purchases and redemptions of shares for its clients in many diverse mutual funds. Included in mutual fund revenues are 12b-1 distribution fees which Advest receives from mutual funds companies as reimbursement for distributing shares of their funds. In executing customers' orders in the Nasdaq market, Advest generally acts as agent with another firm which is a market maker in the securities being purchased or sold. The market price executed represents the best inter dealer market price available. Advest acts as agent for several life insurance companies and sells life insurance and tax-advantaged annuities to its brokerage clients. A principal objective of Advest's insurance department is to assist account executives in protecting the assets of high net worth individuals and businesses. The insurance department provides customized advice and recommends appropriate products to meet unique individual, professional or business needs. Advest also effects for its customers the purchase and sale of put and call options traded on all major stock exchanges. Other commissions include commissions from commodity trading, international stocks and bonds, certificates of deposit and income from correspondent brokers.

Principal Transactions
Revenue from principal transactions includes realized and unrealized gains and losses on Advest's trading accounts and related sales credits as well as realized gains and losses on the Bank's trading and available for sale securities. Advest's corporate bond trading desk specializes in investment grade corporate bonds. Advest also actively engages in trading municipal and unit investment trusts. During fiscal 1998, Advest established an institutional agency and mortgage-backed securities trading unit staffed by twenty professionals in Boca Raton, Florida. The Company does not actively participate in the high yield securities market.
     Advest seeks to reduce the risk associated with its trading portfolio, which has grown substantially during the past two years, on an aggregate basis. Inventory policies reflect the level of aggregate short and long positions that may be held for trading and are specified by product line.

In addition, Advest manages the risk associated with its municipal bond trading securities by entering into derivative transactions, primarily exchange-traded financial futures contracts, when inventory levels exceed pre-determined levels as defined in its risk management policy. Derivative positions are generally not material and are marked-to-market daily. Hedging is limited to the underlying trading portfolio's interest rate risk and is not speculative in and of itself.
     Advest's Nasdaq desk actively engages in trading as principal in various phases of the over-the-counter securities business and acts as principal to facilitate the execution of customers' orders. Advest buys, sells and maintains an inventory of a security in order to "make a market" in that security. As of September 30, 1998, Advest made dealer markets in the common stock or other equity securities of approximately 200 corporations. The Nasdaq desk also supports the activities of Advest's equity capital markets activities.

Investment Banking
Advest manages and participates in underwritings of corporate and municipal securities and closed-end funds. Advest's Investment Banking Division also provides merger and acquisition, consulting and valuation services. Advest's Investment Banking Division concentrates its efforts on raising capital for mid-size companies, primarily in the banking, insurance, technology, consumer and commercial markets and health care industries. Advest's Fixed Income Group specializes in private placements of fixed income securities and is part of the Investment Banking Division. Public Finance services health care and educational institutions as well as state and local issuers primarily in New England and New York. The Syndicate Department is responsible for Advest's participation in underwritings managed by Advest and other firms and acts as co-manager of other offerings, principally closed-end funds. Generally, the Company does not engage in bridge financing activities.
     Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, under the Securities Act of 1933, other laws and court decisions with respect to underwriters' liability and limitation on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Furthermore, underwriting commitments constitute a charge against net capital and Advest's underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital Rule 15c3-1 of the SEC.

Asset Management and Administration
Advest provides money management services to its brokerage customers through its Investment Management Services Department ("IMS"). IMS administers a wide range of wrap and fee-based services, from client directed to fully discretionary. Services include client profiling, asset allocation, manager selection, due diligence and performance measurement. Recommended portfolio managers include managers in the proprietary Advest Managed Portfolio Services as well as approximately 20 managers not affiliated with the Company. At September 30, 1998, IMS was servicing approximately $4 billion of assets in its six fee-based programs, including assets serviced by HCG which was merged into IMS in October 1997. BA, an investment advisory firm, services private clients including some clients in the Managed Account Consulting program administered by IMS. Asset management and administration revenues also include fees for money market services, retirement plan administration, Centennial Accounts and securities custody and safekeeping.
     The Advest Centennial Account enables brokerage clients to participate in an integrated financial services program. Centennial Account clients have access to their assets through
unlimited checkwriting and a Mastercard debit card issued by a major third party bank as well as on request loans collateralized by margined securities. Automated Clearing House ("ACH")deposits and withdrawals are available to Centennial Accounts who can select among various automatic daily investment options for idle cash balances, including an FDIC-insured money market account with the Bank and eleven money market mutual funds in a single fund family.
     The Bank's Trust Division provides fiduciary, trust and custody services to individuals, corporate retirement plans, financial institutions and other entities. The Bank primarily acquires trust and custody accounts through Advest's retail sales force.

Advest Bank and Trust Company Net Interest Income
Net interest income is the excess of the interest income and loan fee income over interest expense. The Bank derives interest income from loans extended for the purposes of residential, commercial and consumer credit. Funds not used in lending are invested primarily in money market instruments and short and adjustable rate mortgage-backed securities. The Bank's loans and investments are funded by interest-bearing deposits, by debt (primarily advances from the Federal Home Loan Bank of Boston), and by the Bank's equity capital. The Bank's interest and loan fee income has historically exceeded the interest expense of funding and has produced positive net interest income.
     The Bank is subject to interest rate risk to the degree that the Bank's interest-bearing liabilities reprice or mature more rapidly, and in greater volume, as is the case currently, than its interest-earning assets (see Distribution of assets, liabilities and shareholder's equity, interest rates and interest differentials as disclosed on page 10 of this filing and in Notes 14 and 15 of Notes to Consolidated Financial Statements in item 8 of this filing.)

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

Research
Through the combined resources of its in-house research staff and correspondent research provided by three leading outside research firms, Advest provides its brokerage clients with a full range of research services. These include corporate data, financial analysis, identification of emerging trends and objective recommendations. In-house analysts specialize in health care, regional banking, insurance, technology and consumer products and services. Correspondent research provides information and recommendations on approximately 3,000 domestic and international equities in over 90 industries in 30 countries.

Administration and Operations
Administrative and operations personnel are responsible for the execution of orders, processing of securities transactions, receipt, identification and delivery of funds and securities, custody of clients' securities, extension of credit to clients, general accounting and office services functions, internal financial and management controls and regulatory compliance.
     Since 1993, Advest has used the services of a third party data processor for all back office brokerage operations technology including securities and money transactions, trade confirmations and statements. A new financial and management reporting system has been installed as of October 1, 1998.
     The company believes its internal controls and safeguards are adequate, although fraud and misconduct by clients and employees are risks inherent in the securities business. As required by the NYSE and other regulators, the company carries fidelity bonds covering loss or theft of securities as well as embezzlement or forgery. The Company believes the amounts of coverage provided by the bonds is adequate.

Employees
The Company employs approximately 1,750 persons primarily at Advest, its broker-dealer subsidiary. Advest has some 1,670 employees including 511 non-trainee retail sales professionals. The Company considers its compensation and employee benefits, which include medical, life and disability insurance, a 401(k) defined contribution plan and restricted stock and option programs, to be competitive with those offered by other securities firms. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory. However, there is considerable competition for experienced financial services professionals, particularly investment executives, and periodically the Company may experience the loss of valued professionals.

Competition
All aspects of the business of the Company are highly competitive. Advest competes with numerous regional and national broker/dealers and other entities, many of which have greater financial resources than the Company. Because of the variety of financial services offered by the Company and the various types of entities that provide such services (including other brokers, banks, insurance companies and retail merchandise outlets), it is not possible to estimate the number of companies that compete with the Company for investor assets. Advest competes with other firms on the basis of transaction prices, quality of service, product availability and locations. It is impossible to predict the effect of the broader distribution locales offered by competing entities (including internet-based securities brokerage systems, in which the company does not engage), or the lower costs which may be offered by certain discount brokers. In addition, there is competition for investment professionals among the large number of companies now in the financial services field.
     The mortgage banking environment that the Bank operates within is highly competitive. The Bank competes with mortgage companies, banks, savings banks, savings and loans, credit unions, finance companies and other financial intermediaries for conventional and home equity residential loans. The market for qualifying conventional loans is defined and dominated by federal agencies such as Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), who effectively act as the market makers and are the dominant investors. This market is also highly sensitive to the level and volatility of interest rates, which affects the volume of business being conducted.
     In soliciting trust business, the Bank encounters significant competition from trust companies, savings banks, savings and loans, insurance companies, broker/dealers, investment firms, mutual funds, and law firms in attracting trust accounts, particularly fiduciary relationships.
     In attracting deposits, the Bank faces strong competition from numerous savings banks, savings and loan associations, commercial banks, broker/dealers, credit unions, insurance companies, investment firms and mutual funds with offices located primarily in its primary market area.
The Bank also faces significant competition for investors' funds from short term money market funds and other corporate and government securities.
     The Bank's deposit base is substantially derived from Advest's brokerage clients. A portion of these deposits, primarily certificates of deposits, are acquired on a fee basis and are considered "brokered" under FDIC rules. The Bank does not possess branch operations with which it may attract significant additional retail deposits other than those obtained through Advest. Pursuant to the terms of federal banking regulations concerning brokered deposits, the Bank at September 30, 1998 was deemed to be a "well capitalized" bank and as such was not subject to restrictions regarding brokered deposits. The Bank had $78.8 million of brokered deposits as of September 30, 1998.

Regulation
The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker/dealers has been delegated to self-regulatory authorities, principally the NASD, the CFTC and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker/dealers in accordance with the rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities commissions in those states in which they do business.
     Broker/dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trading practices among broker/dealers, uses and safekeeping of customers' funds and securities, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker/dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker/dealers.
     The Company's investment advisory subsidiary, BA, is also subject to extensive Federal and state regulations by the SEC and state securities commissions.
     Advest is required by Federal law to belong to the SIPC. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases coverage which provides an additional $49.5 million of coverage per customer for securities held in customers' accounts.
     As a federal savings bank whose deposits are insured by the FDIC, subject to applicable limits, the Bank is subject to extensive regulation and supervision by both the OTS and the FDIC. The Bank is also subject to various regulatory requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") applicable to FDIC insured financial institutions. This governmental regulation is primarily intended to protect depositors, rather than shareholders, and concerns, among other matters, capital requirements, safety and soundness, permissible investments, community reinvestment and credit discrimination. AGI, for the purpose of ownership of the Bank, is a unitary savings and loan holding company, and is subject to limited regulation and certain reporting requirements by the OTS.
     Refer to item 7 of this filing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in item 8 of this filing in Notes 5 and 11 of the Notes to Consolidated Financial Statements for further information regarding capital and regulatory considerations of the Bank.
     Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending, or may be introduced, before the United States Congress, various state legislatures and governmental agencies. These proposals include measures that may further alter the structure, regulation and competitive relationship of financial institutions and that may subject financial institutions to increased regulation, disclosure and reporting requirements. It cannot be predicted whether or in what form any future legislation or regulations will be enacted or to what extent the business of the Bank may be affected.
     Federal banking regulations define five categories of capital adequacy for all insured depository institutions, including categories that would prompt supervisory actions. These categories range from the highest capitalization designation which is "well capitalized" (with total risk based capital of greater than 10% of risk adjusted assets, Tier 1 capital of greater than 6% of risk adjusted assets and leverage capital of greater than 5% of assets) to the lowest level which is "critically undercapitalized" (tangible capital of less than 2% of total assets.) In addition, an institution may not be categorized as "well capitalized" if it is subject to a regulatory order. Holding Company guarantees apply if an insured institution is classified in one of three "undercapitalized" designations. The Bank, meets the criteria to be classified a "well capitalized" bank as of September 30, 1998.

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

Distribution of Assets, Liabilities and Shareholder's Equity; Interest Rates and Interest Differentials

The following table presents for the periods indicated (I) average assets, liabilities and shareholder's equity, (II) interest income and expense, (III) average yields on interest-earning assets and average rates incurred on interest-bearing liabilities, (IV) the net interest spread and (V) net interest margin on interest- earning assets. Yields and rates are computed on a tax equivalent basis at tax rates of 34% for each of the three years ended September 30, 1998. Average balances are calculated predominately on a daily basis.

                                        Interest Average           InterestAverage           Interest Average
                            Average     Income/  Yields/  Average  Income/ Yields/  Average  Income/  Yields/
(In thousands)              Balance     Expense  Rates    Balance  Expense Rates    Balance  Expense  Rates
----------------------------------------------------      --------------------------------------------------
Assets
Interest-earning assets
  CD's, time deposits, federal funds
    and other short-term
    investments                   $6,001     $311  5.18%     $5,674    $313  5.52%     $8,132     $436   5.36%
  Investment securities: (1)
    U.S. government and
    agency obligations               558       31  5.56%        905      54  5.96%        541       32   5.91%
    Other                            500       40  8.00%        500      39  7.80%        606       40   6.60%
    Mortgage-backed
    securities                     8,498      457  5.38%     18,265   1,186  6.49%     21,815    1,378   6.32%
    Available for sale             6,542      506  7.73%       N/A     N/A    N/A        N/A      N/A     N/A
    FHLB stock                     2,270      146  6.43%      2,272     145  6.38%      2,233      145   6.49%
  Loans  (net of
    unearned income) (2)         186,638   13,847  7.42%    184,619  13,867  7.51%    206,680   16,040   7.76%
                            ----------  -------- ------   -------- ------- ------   -------- -------- -------
      Total interest-earning    $211,007  $15,338  7.27%   $212,235 $15,604  7.35%   $240,007  $18,071   7.53%
                            ==========  ======== ======   ======== ======= ======   ======== ======== =======
Noninterest-earning assets
  Cash and
   and cash equivalents              954                        817                       874
  Property and equipment             771                        742                       683
  Interest receivable              1,211                      1,151                     1,593
  OREO and other assets            2,589                      2,654                     5,856
                               -------                    ---------                  --------
    Total noninterest-
     earning assets                5,525                      5,364                     9,006
                               -------                    ---------                  --------
                                $216,532                   $217,599                  $249,013
                              =========                   =========                 =========

Liabilities and shareholder's equity

Interest-bearing liabilities
  Total deposits (3)            $164,993   $7,180  4.35%   $182,739  $7,619  4.17%   $215,117   $8,974   4.17%
  FHLB advances                   33,198    1,996  6.01%     18,240   1,175  6.44%     14,364    1,005   7.00%
                            ---------   -------- ------   -------  ------- ------   -------  -----------------
    Total interest-
    bearing liabilities          198,191    9,176  4.63%    200,979   8,794  4.38%    229,481    9,979   4.35%
                            ---------   -------- ------   -------  ------- ------   -------  -----------------
Noninterest-bearing liabilities
  Accrued interest
   payable                           604                        739                     1,023
  Other liabilities                1,669                        887                     4,004
  Accrued expenses                    96                        257                       474
                               -------                    ---------                  --------
    Total noninterest-
     bearing liabilities           2,369                      1,883                     5,501
                               -------                    ---------                  --------
Shareholder's equity              15,972                     14,737                    14,031
                               -------                    ---------                  --------
                                $216,532                   $217,599                  $249,013
                              =========                   =========                 =========
Net interest income
 (tax equivalent basis)                    $6,162                    $6,810                     $8,092
                                           =====                     ======                     =====
Net interest spread (tax equivalent basis)         2.64%                     2.98%                       3.18%
                                                 =====                     =====                        =====
Net interest income as a percentage of
   interest-earning assets
   (tax equivalent basis)                          2.92%                     3.21%                       3.37%
                                                 =====                     =====                        =====
 (1)  Securities available for sale are included in investment securities.
 (2)  Nonaccrual loans at year end are included in the total loan portfolio.
 (3)  Includes net cost of interest rate swaps and caps.

                                                 -10-

Analysis of Changes in Interest Income and Interest Expense

The following table presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates for the periods indicated. Changes not due solely to either a change in volume or a change in rate have been allocated based on the respective percentage changes in average balances and average rates. The table is presented on a tax equivalent basis at tax rates of 34% for fiscal years 1998 and 1997.

                                                  1998 vs. 1997                         1997 vs. 1996
                                        Increase(decrease)due to change in       Increase(decrease)due to change in
(In thousands)                                Volume     Rate     Total           Volume    Rate      Total
-----------------------   -------------------------------------------------------------------------------------
Interest income
  CD's, time deposits, federal funds
    and other short-term investments                 17     (19)       (2)           (132)       9        (123)
  Investment securities: (1)
    US government and
     agency obligations                             123      (2)      121              21        1          22
    Other                                             0       1         1              (7)       6          (1)
    Mortgage-backed securities                    (597)     (90)     (687)           (225)      33        (192)
    FHLB stock                                        0       1         1               3       (3)          0
  Loans (net of unearned income) (2)                151    (171)      (20)         (1,677)    (496)     (2,173)
                                              -------   -------  --------         -------  -------  --------
      Total interest income                       (306)    (280)     (586)         (2,017)    (450)     (2,467)
                                              -------   -------  --------         -------  -------  --------
Interest expense
  Total deposits (3)                              (742)     303      (439)         (1,350)      (5)     (1,355)
  FHLB advances                                    616      205       821             269      (99)        170
                                              -------   -------  --------         -------  -------  --------
      Total interest expense                      (126)     508       382          (1,081)    (104)     (1,185)
                                              -------   -------  --------         -------  -------  --------
Change in net interest income                   $ (180)  $ (788)   $ (968)         $ (936)  $ (346)   $ (1,282)
                                              =======  ========   =======        ===========================
(1)  Securities available for sale and trading securities are included in investment securities.
 (2)  Nonaccrual loans at year end are included in the total loan portfolio.
 (3)  Includes net cost of interest rate swaps and caps.


Investment Activities

The following table summarizes the composition of the securities portfolio (book values) for the three years ended September 30, 1998:

                                                    1998              1997              1996
                                           -------------------  ---------------- ----------------
(In thousands)                                Amount       %      Amount     %    Amount      %
------------------------------------------------------------------------------------------------
US government and agency obligations                500       3%       600     3%      599       2%
Mortgage-backed securities                        6,720      40%     8,002    38%   10,635      42%
Other                                               500       3%       500     2%      500       2%
FHLB stock                                        2,270      13%     2,270    11%    2,233      10%
Securities available for sale (4)                 6,990      41%     9,677    46%   11,157      44%
                                           ----------- ----------------------------------------------
Total                                            16,980     100%    21,049   100%   25,124     100%
                                           =========== ==============================================

The following table sets forth the maturities of investment securities at September 30, 1998 and the weighted average (tax equivalent) yields on such securities:

                          Within           After one but        After ten
                          one year         within five years    years            Total
------------------------  -------- ----------------    -------- --------  ------------------------
(In thousands)            Amount   Yield   Amount      Yield    Amount    Yield  Amount   Yield
------------------------  -------- ----------------    -------- --------  ------------------------
US government and agency
   obligations                   -       -          500    5.50%         0     -       500    5.50%
Mortgage-backed
 securities                      -       -           -        -      6,720  6.16%    6,720    6.16%
Other                            -       -          500    8.00%         0     -       500    8.00%
FHLB stock                    2,270   6.30%          -        -          0     -     2,270    6.30%
Securities available
   for sale (4)               5,000   5.45%          -        -      1,990  5.64%    6,990    5.50%
                          -------- ------------------- -------- --------  ------------------------
    Total                     7,270   5.72%       1,000    6.75%     8,710  6.04%   16,980    5.94%
                          ============================ ================== =========================

(4) Securities available for sale are detailed in Note 4 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.

As of September 30, 1998, the Bank held the following securities investments which exceeded 10% of shareholder's equity.

                                                                Market
Issuer Name               Description      Book Value           Value     Coupon Maturity Date
----------                ------------     ---------            ------------------------------
Federal National
  Mortgage Corp.          ARM Pool #218194    1,667,971          1,690,328  7.05%06/01/2023
Chase Financial
  Mortgage Corp.          1998-54 A9 CMO      1,990,275          1,990,275  6.90%08/25/2028

                                                       -11-

Lending Activities

The following table summarizes the composition of loan portfolio for the three years ended September 30, 1998:


                               1998                         1997                    1996
                        -------------------          -------------------      -------------------
(In thousands)          Amount      %                Amount   %               Amount   %
-------------------------------------------  ----------------------------------------------------
Commercial and
 financial                    $3,143       2%            4,627      2%            2,757       2%
Real estate
 construction                  3,966       2%            3,637      2%            4,946       2%
Real estate mortgage         163,580      91%          179,188     94%          177,734      95%
Installment                    9,650       5%            3,732      2%            1,097       1%
                        ----------- ---------        ------------------       -------------------
   Gross total loans         180,339     100%          191,184    100%          186,534     100%
                                    =========                 =========                ==========

Less:  Allowance for
 loan loss                     2,267                     2,479                    2,278
                        -----------                  ----------               ----------
   Net total loans          $178,072                  $188,705                 $184,256
                        ===========                  ==========               ==========

Commercial loans, primarily to individuals and small to medium sized firms, were made at a variety of repayment terms and are primarily collateralized by equipment, marketable securities or inventory primarily located in Connecticut. Real estate mortgage and construction balances as of September 30, 1998 are comprised of residential, commercial and multifamily mortgages of approximately $148.4 million, $12.5 million and $6.6 million, respectively. Commercial real estate loans are primarily located in the Northeast and include as collateral multifamily, health care, office and industrial property. The Bank is no longer an active loan originator in the commercial real estate market. The Bank's residential loan portfolio is primarily collateralized by mortgages on 1-4 family residential properties located throughout the eastern United States with concentrations in Connecticut, New York, Massachusetts, Ohio and Florida. Installment loans are made to individuals. The Bank also occasionally purchases residential mortgage loans for its portfolio from other financial institutions and mortgage bankers. Such purchases are primarily loans collateralized by property located in Connecticut and Massachusetts.

The following table shows the interest rate sensitivities of loans outstanding as of September 30, 1998 which are due or reprice in the periods indicated.
Loans due within one year include demand loans.      After one


                                                     After one
                                    Within           but within       After five
(In thousands)                      one year         five years        years           Total
----------------------- -----------------------------------------------------------------------------
Commercial and financial               $9,814              $60            $905           $10,779
Real estate construction                2,765              232           1,626             4,623
Real estate mortgage                   93,091           17,031          51,734           161,856
Installment                             2,059              471             551             3,081
                                    ---------        ---------        ---------        ---------
    Total                            $107,729          $17,794         $54,816          $180,339
                                    =========        =========        =========        =========

Fixed interest rate                    $1,858           $4,113         $52,960
Variable interest rate                105,871           13,681           1,856
                                    ---------        ---------        ---------
    Total                            $107,729          $17,794         $54,816
                                    =========        =========        =========

Nonperforming Assets

A summary of nonperforming assets by type follows for the three years ended
September 30, 1998:

(In thousands)                                       1998             1997             1996
----------------------- -----------------------------------------------------------------------------
Non-accrual loans                                       $2,478          $4,135            $1,423
Accruing loans contractually past due 90 days or more      185            -                   42
Other real estate owned, net                              -              1,046               984
                                                     ---------        ---------        ---------
Total nonperforming assets                              $2,663          $5,181            $2,449
                                                     =========        =========        =========
Nonperforming assets as a percentage of loans
  and other real estate owned                             1.5%            2.7%              1.3%
                                                     =========        =========        =========


Generally loans are placed on nonaccrual status when interest or principal is past due for ninety days or earlier if circumstances indicate collection is doubtful. The Bank resumes the accrual of interest on such loans if, in the opinion of management, the borrower has demonstrated adequate financial resources and intent to meet the terms and conditions of the loan, and all payments are again current. Interest income forgone on nonperforming loans in fiscal years 1998, 1997, and 1996 amounted to $736,000, $576,000 and $297,000, respectively. During 1998, 1997 and 1996, approximately $1,000, $2,000 and $187,000, respectively, of income was recognized on non-accrual loans and loans accruing past due 90 days or greater. This income was recognized while the loans were nonperforming and was realized by cash payments. It is management's policy to reverse all uncollected interest at the time a loan is placed on nonaccrual.

Summary of Loan Loss Experience

The following table summarizes the Bank's loan loss experience for each of the three years ended September 30, 1998:


(In thousands)                             1998            1997            1996
----------------------------------------------------------------------------
Balance at beginning of period               $2,479          $2,278          $2,213
                                           --------        --------        --------
Charge-offs:
     Real estate mortgage                       388             725           1,196
     Installment                                 69            -               -
     Commercial                                -                  0              81
                                           --------        --------        --------
                                                457             725           1,277
                                           --------        --------        --------
Recoveries:
     Real estate mortgage                        73             297             273
     Commercial                                   2               0              15
                                           --------        --------        --------
                                                 75             297             288
                                           --------        --------        --------
Net charge-offs                                 382             428             989
Additions charged to operations                 170             629           1,054
                                           --------        --------        --------
Balance at end of period                      2,267           2,479           2,278
                                           ========        ========        ========
Ratio of net charge-offs to average loans
    outstanding during the period             0.20%           0.23%           0.48%
                                           ========        ========        ========

The Bank maintains reserves for estimated losses from its loan portfolio in an Allowance for Possible Loan Losses (the "ALL"). The ALL is maintained at a level considered by management to be adequate. The adequacy of the ALL is reviewed quarterly by the Bank's management and its Board of Directors, and is determined primarily by management's informed judgment concerning the amount of risk inherent in the portfolio at a point in time. Management's judgment is based on a number of factors including: 1) a detailed risk rating system for commercial loans in which loans are individually reviewed with respect to such criteria as the estimated value of underlying loan collateral and the financial condition of borrowers, 2) recent historical loan loss experience, 3) industry and geographic concentrations, 4) the results of the most recent regulatory examination available, 5) current national and local economic conditions, and
6) other relevant information as may be available. The balance of each risk rating category has a reserve percentage applied for the purpose of estimating each component of the ALL. A substantial portion of outstanding commercial loan portfolio balances on an annualized basis are reviewed periodically by a third party that is independent from the Bank and the results of such review are factored into the risk rating system.

Management also reviews, monthly, certain monitored performing and all nonperforming loans individually and makes further reserve allocation adjustments. The Bank's one to four family residential mortgage portfolio reserves are evaluated primarily upon the basis of portfolio historical performance. The Bank also maintains an unallocated and supplemental reserve that reflects management's assessment of local and national economic, business and real estate market trends, and the Bank's procedures, controls and personnel.

At September 30, 1998 and 1997, respectively,  $724,000 and $2,948,000, of loans were classified as impaired. A loan is considered impaired if it is probable that the Company will be unable to collect scheduled payments according to the terms of the loan agreement. Impaired loans as of September 30, 1998 and 1997 were all classified as nonaccrual. There were no loans for which potential credit problems may lead to future non accrual status or possible charge at September 30, 1998 and 1997.

Impaired assets requiring a specific impairment reserve as of September 30, 1998 and 1997 were $446,000 and $1,368,000, respectively, with related allowances for credit losses of $46,000 and $65,000, respectively. The average recorded investments in impaired loans were $1,978,000 and $4,582,000 during fiscal 1998 and 1997, and 1996, respectively. Income recognized for loans classified as impaired was $1,000, $288,000, and $292,000 during fiscal 1998, 1997, and 1996, respectively. All impaired loans were classified as loans held for investment.

Loans are charged off against the ALL when management believes that collection is unlikely. Loan charge-offs are identified during the loan review process. The charge-offs recorded for all periods were primarily associated with the real estate mortgage portfolios and resulted from the decline in the value of the properties serving as collateral for the loans.

The following table presents the allocation of the reserve for possible loan and lease losses by loan categories for the three years ended
September 30, 1998:


                           1998                     1997                     1996
--------------------------------------------------------------------------------------
                                Loans in                 Loans in                 Loans in
                       Amount   category        Amount   category        Amount   category
                       of       as a % of       of       as a % of       of       as a % of
                       reserve  total loans     reserve  total loans     reserve  total loans
(Dollars in thousands)
--------------------------------------------------------------------------------------
Commercial and
 financial                   $22      2%              $40      2%              $24      2%
Real estate
 construction                 28      2%               31      2%               44      2%
Real estate mortgage       1,212     91%            1,608     94%            1,587     96%
Installment                  193      5%               75      2%               22     -
Commitments                  494     -                434     -                340     -
Unallocated                  318     -                291     -                261     -
                       -------  -------         -------  -------         -------  --------
     Total                $2,267    100%           $2,479    100%           $2,278    100%
                       =======  =======         =======  =======         =======  =======


Deposits

The Bank offers a variety of deposit accounts designed to attract both short and long term funds. The Bank provides a money market deposit account to Advest's customers as a component of various cash management products available to those customers. The Bank primarily markets brokered Certificates of Deposit (CD's) through Advest. The Bank also markets retail deposit accounts, such as money market accounts, primarily through Advest. At September 30, 1998, deposits obtained through Advest constituted 68.9% of all deposits at the Bank. Additional deposit information is disclosed in Note 5 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.

The following table presents the average balances of and average rates paid on deposits for the three years ended September 30, 1998:


                             1998                    1997                      1996
                       -------------------      -------------------      -------------------
                       Average  Average         Average  Average         Average  Average
(Dollars in            balance  rate            balance  rate            balance  rate
 thousands)
-------------------------------------------------------------------------------------------
Demand noninterest-
 bearing                    $247                      $99                       -
Savings noninterest-
 bearing                      92                       95                      $98
Savings                      200   2.08%               58   2.98%               19   2.36%
Money market             100,104   3.00%          120,963   2.82%          149,347   2.90%
Time certificates         64,350   6.14%           61,524   6.30%           65,653   6.24%
                       ------------------       ------------------       ------------------
  Total deposits        $164,993   4.22%         $182,739   4.17%         $215,117   4.17%
                       ==================       ==================       ==================


Average balances are calculated predominately on a daily basis.

The following table sets forth the maturity distribution of time deposits of $100,000 or more as of September 30, 1998:

                  (Dollars in thousands)                         Amount
                  --------------------------------------------------------
                  Three months or less                             $2,361
                  Over three months to six months                   4,186
                  Over six months to twelve months                  7,820
                  Over twelve months                                5,904
                                                                 ----------
                                                                  $20,271
                                                                 ==========


Return on Equity and Assets
                                                       Years ended September 30,
                                                -----------------------------------------
                                                  1998             1997             1996
----------------------------------------------------------------------------------------------
Return on assets
 (net income/average total assets)                  0.34%           0.31%            0.41%
Return on equity
 (net income/average equity)                        4.61%           4.53%            7.21%
Net interest margin                                 2.85%           3.13%            3.25%
Equity to assets
 (average equity/average assets)                    7.38%           6.77%            5.63%


Short-Term Borrowings

                                                         Years ended September 30,
                                                ---------------------------------------
(Dollars in thousands)                            1998             1997             1996
----------------------------------------------------------------------------------------------
Other short-term borrowings
  Balance at year end                             $10,500         $29,250           $4,750
  Weighted-average interest rate
   at year end                                      5.62%           5.90%            6.76%
  Average amount outstanding
   during the year                                $23,647          $9,368           $7,827
  Maximum amount outstanding
   at any month end                               $34,250         $29,250          $10,500
  Weighted-average interest rate
   during the year                                  5.88%           6.04%            7.01%

In the ordinary course of business, short-term borrowings of the Bank consisted primarily of the current portion of fixed-term, fixed-rate advances from the Federal Home Loan Bank.

                                        -14-

Item 2.  Properties
The Company's principal executive offices are located at 90 State House Square, Hartford, Connecticut, 06103 (telephone number (860) 509-1000). The Company conducts all of its operations from leased premises, generally under non-cancelable leases with terms up to 15 years.

Item 3.  Legal Proceedings
The Company has been named as defendant in a number of legal proceedings arising principally from its securities and investment banking business. Some of these actions involve claims by plaintiffs for substantial amounts. While results of litigation cannot be predicted with certainty, in the opinion of management, based on discussion with counsel, the outcome of these matters will not result in a material adverse effect on the financial condition or future results of operations or cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

                                  Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
The information required by this item is disclosed in item 8 of this filing in Note 9 of the Notes to Consolidated Financial Statements and under the caption "Quarterly Financial Information".

Shareholder Information
Annual Meeting - The annual meeting of shareholders will be held at the Old State House, Hartford, CT on January 28, 1999 at 10:30 AM. Proxy statements and proxies are mailed to shareholders of record as of December 10, 1998. As of September 30, 1998 there were 746 common stockholders of record.
     One copy of the Company's annual report on Form 10-K to the Securities and Exchange Commission will be provided at no charge upon written request to Corporate Marketing, The Advest Group, Inc.
     The Advest Group, Inc. is listed on the New York Stock Exchange under the symbol ADV.
     Registrar and Transfer Agent - American Stock Transfer & Trust Company, 40 Wall Street, 46th floor, New York, NY 10005, 212-936-5100 or 800-937-5449.

Five Year Financial Summary
                                                       For the years ended September 30,
In thousands, except per share  --------------------------------------------------------
amounts and percentages            1998       1997       1996       1995       1994
----------------------------------------------------------------------------------------
Revenues
  Commissions:
    Listed                      $   50,556 $   49,499 $   43,390 $   39,773 $   36,284
    Mutual funds                    41,192     36,661     34,210     22,693     22,337
    Over-the-counter                24,213     23,352     19,714     12,554     10,374
    Insurance                        8,388      8,227      7,969      4,487      5,164
    Options                          4,178      4,339      3,552      3,071      2,570
    Other                            1,298        954      1,280      1,686      2,761
                                ------------------------------------------- -----------
                                   129,825    123,032    110,115     84,264     79,490
                                ------------------------------------------- -----------
  Interest:
    Margin accounts                 33,482     28,670     25,246     23,761     17,868
    Loans                           17,116     13,867     16,041     20,005     19,016
    Stock borrowed                  15,704     10,645      6,970      3,773        978
    Investments                      2,332      2,953      3,836      6,132      6,793
    Securities inventory             3,019      2,525      1,849      1,470      1,016
    Other                            1,086      1,222      1,283        941        413
                                ------------------------------------------- -----------
                                    72,739     59,882     55,225     56,082     46,084
                                ------------------------------------------- -----------
  Principal transactions            44,776     43,880     38,591     41,424     32,297
  Investment banking                37,606     31,291     26,687     17,571     25,743
  Asset management and administr    33,491     25,844     20,050     16,810     16,399
  Other                              6,791      7,278      9,234     16,583      5,216
                                ------------------------------------------- -----------
Total revenues                     325,228    291,207    259,902    232,734    205,229
                                ------------------------------------------- -----------
  Interest expense:
    Stock loaned                    14,137     10,261      6,496      4,050      1,103
    Brokerage customers              9,269      8,565      8,769      9,928      6,342
    Deposits                         7,168      7,596      8,449     11,002      9,613
    Borrowings                       9,465      5,482      4,698      4,704      5,064
    Other                              459        666      1,060        882        462
                                ------------------------------------------- -----------
                                    40,498     32,570     29,472     30,566     22,584
                                ------------------------------------------- -----------
Net revenues                       284,730    258,637    230,430    202,168    182,645
                                ------------------------------------------- -----------
Non-interest expenses
  Compensation and benefits        182,705    163,852    146,573    121,646    114,800
  Communications                    28,238     23,955     20,917     18,999     19,135
  Occupancy and equipment           19,092     17,758     17,567     17,369     15,614
  Professional                       5,638      6,729      5,543      5,468      6,231
  Business development               7,321      6,664      5,613      4,204      4,532
  Brokerage, clearing and exchan     4,542      4,676      4,174      3,922      3,693
  Other                              7,765      9,695      9,936     18,733     13,285
                                ------------------------------------------- -----------
Total non-interest expenses        255,301    233,329    210,323    190,341    177,290
                                ------------------------------------------- -----------
Income before taxes                 29,429     25,308     20,107     11,827      5,355
Provision for income taxes          11,477     10,376      8,847      5,440      2,302
                                ------------------------------------------- -----------
Net income                      $   17,952 $   14,932 $   11,260 $    6,387 $    3,053
                                ======================================================
Per share data
   Basic earnings               $     2.20 $     1.86 $     1.37 $     0.76 $     0.35
   Diluted earings              $     1.92 $     1.62 $     1.18 $     0.72 $     0.39
   Book value                   $    13.82 $    12.24 $    10.66 $     9.52 $     8.62
   Dividends                    $     0.16 $     0.09       --         --         --

Other data
   Total assets                 $1,233,271 $1,078,839 $  965,845 $  832,540 $  884,855
   Shareholders' equity         $  123,667 $  105,653 $   89,590 $   79,818 $   73,980
   Subordinated borrowings            --         --   $   20,552 $   20,552 $   20,997
   Long-term borrowings         $   41,308 $   41,321 $   19,744 $   17,240 $   30,388
   Return on average equity          15.6%      15.4%      13.2%       8.3%       4.1%
   Average shares outstanding:
       Basic                         8,151      8,043      8,203      8,442      8,776
       Diluted                       9,344      9,344     10,263     10,262     10,566

                                           -16-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Advest Group, Inc. ("AGI"), together with its subsidiaries (the "Company"), provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides brokerage, investment banking and asset management services to retail and institutional investors through 89 sales offices in 16 states and Washington, DC. Advest Bank and Trust Company (the "Bank"), an FDIC-insured, federal savings bank, offers residential mortgage lending and trust services primarily through Advest's branch network.
     All aspects of the Company's business are highly competitive and impacted by regulatory and other factors outside of its control, including domestic and global economic and financial conditions, the volume and price levels of securities markets, the demand for investment banking services and interest rate volatility. The Company closely monitors its operating environment to enable it to respond promptly to market cycles. In addition, the Company seeks to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.
     For the year ended September 30, 1998, the Company reported record net income and diluted earnings per share of $18.0 million ($1.92 per share) compared with net income of $14.9 million ($1.62 per share) in 1997 and $11.3 million ($1.18 per share) in 1996. Record revenue levels were achieved for the fourth consecutive year. Results for 1998 include income, primarily interest, related to the payoff of a mortgage on property managed by Billings Management Company, a subsidiary of the Company. The mortgage had been classified as a nonperforming asset on AGI's books; accordingly, no interest income had been accrued. The impact of the payoff was to increase fourth quarter and fiscal year net income by $1.4 million or $.15 per diluted share.
     Earnings for the three years in the period ending September 30, 1998 reflect a change in Advest's accounting procedures concerning the recognition of income from warrants. Advest periodically receives warrants in conjunction with its investment banking activities. Because the exercise of these warrants frequently is restricted for one year and large block sales of the underlying stocks may be difficult, the Company historically recognized income only upon exercise. Retroactive to October 1, 1994, the Company adopted the accounting procedures for warrants outlined in Emerging Issues Task Force ("EITF") 96-11. The cumulative effect was to increase retained earnings as of September 30, 1994 by $850,000. The effect on the subsequent periods, the fiscal years ended September 30, 1995, 1996 and 1997 and the six months ended March 31, 1998, was a collective net decrease in earnings of $30,000. The overall impact of the adoption of EITF 9611 was a net increase to equity of $820,000 and is not material to consolidated results both as previously reported and as restated. The Company amended its filing on Form 10-K for the fiscal year ended September 30, 1997 to reflect the retroactive adoption of EITF 96-11.
     The Company attained record revenues and earnings for a second consecutive year substantially on the strength of an unprecedented eight year upward run of the equity markets. During the quarter ending September 30, 1998, after a volatile summer trading session, the equity markets finally faltered with the Dow Jones Industrial Average closing down 12% for the quarter and 16% from its record high set July 17, 1998. The fourth quarter decline turned a nine month 11% gain into a twelve month loss of 1%. The S&P 500 and Nasdaq Composite both posted double digit losses for the quarter while maintaining positive gains of 7% and less than 1%, respectively, through twelve months. It was the single worst quarter for benchmark U.S. and European indices since the September quarter of 1990. The market correction, for a time declining by the requisite

20% to be considered a bear market, was largely attributable to investor concerns over slowing economies worldwide and high stock valuations.
Fourth quarter underwriting activity, following a robust July, slowed to a virtual halt with only four companies going public in September. On September 29th, the Federal Reserve cut interest rates 25 basis points, the first cut in three years. A second 25 basis point cut followed on October 15th amid widespread concern that the initial cut was insufficient to reverse the slowdown in corporate earnings growth and counter the difficulties that even the blue chip firms were encountering in raising capital. On the debt side, the yield on U.S. treasuries dropped below 5% for the first time since 1967.
     The market volatility that characterized much of fiscal 1998 underscores the fact that the markets can be unpredictable and are impacted by many factors, most of which are outside of the Company's control.
During 1998, those factors included foreign economic troubles, slowed corporate earnings growth, high stock valuations, speculative investing and the President's political turmoil. These factors remain as the Company begins its 1999 fiscal year.

Advest, Inc.
For the second consecutive year, Advest posted record revenues and profits. For fiscal 1998, Advest's pre-tax profits were $28.1 million compared with $28.0 million last year. Total revenues increased 12% to $303.0 million with record levels attained for agency commissions, interest income, principal transactions, investment banking and asset management revenue. Fourth quarter results, however, reflected the volatility in the equity markets, with quarterly pre-tax earnings declining 31% from the prior year. Total fourth quarter revenues increased 1%, however, 23% and 21% year-to year increases in asset management and investment banking revenues, respectively, helped offset a significant decline in agency commissions. After attaining record highs for both agency commissions and principal transactions in the fourth quarter of fiscal 1997, revenues were lower for each of the four quarters of fiscal 1998. On the underwriting side, the fourth quarter generated the lowest investment banking revenues for the fiscal year, reflecting the trend on Wall Street, although year-to-year, fourth quarter revenues increased as previously noted. Total expenses increased 13% to $275.0 million primarily due to higher sales-volumerelated compensation and increased staffing levels firm-wide; higher interest expense related to increased short-term borrowings and higher communication expenses related primarily to technology upgrades and volumedriven costs of Advest's third party data processor.
     Fiscal 1997 results were favorably impacted by the continued upward trend of the equity markets, despite some mid-year volatility. Sustained by healthy corporate earnings, low levels of inflation, unemployment and interest rates, the Dow Jones Industrial Average closed at 7945 on September 30, 1997, a 35% one year gain. The S&P 500 and Nasdaq indices closed up 38% and 35%, respectively. Equity underwriting remained at high levels, benefiting from low interest rates and a steady infusion of cash into mutual funds. For fiscal 1997, Advest reported pre-tax income of $28.0 million, an increase of 31% from the prior year. Total revenues increased 14% to $271.6 million, a record high with record levels achieved in all categories with the exception of other income. Total expenses increased 13% to $243.6 million, primarily due to increased compensation costs related to market-driven sales compensation and higher firm-wide payroll.

Advest Bank and Trust Company
During 1998 and 1997, the Bank continued its strategic transition from a portfolio residential and commercial lender to a mortgage banker, originating loans primarily for sale into secondary markets, and a provider of personal trust services. The Bank provides first mortgage and home equity lending and trust services primarily through referrals from Advest's retail sales force. In 1997, the Bank converted to a federal savings bank from a statechartered bank. As a federal savings bank, the Bank is regulated by the Office of Thrift Supervision ("OTS"), but its deposits continue to be insured under the Bank Insurance Fund of the FDIC. This regulatory and charter change enables the Bank to provide residential lending and trust services in all 50 states.
     The Bank's 1998 pre-tax earnings were $.8 million compared with $.7 million last year. This modest increase is largely attributable to lower provisions for credit losses and asset devaluation. The lower current year provisions are reflective of a 75% decline in impaired loans from the prior year and the fourth quarter 1998 disposition of real estate owned which accounted for most of a 49% year-to-year decrease in nonperforming assets ("NPAs"). Current year revenues were negatively impacted by a continuing change in the mix of loans to residential mortgages and home equity lines from higher-yielding commercial loans. During 1998, $135.3 million of residential mortgage and home equity loans were originated and secondary market mortgage transactions totaled $80.6 million. Trust assets were substantially unchanged as market volatility offset asset gains from new business. Trust revenues increased 26% to $1.0 million.
     The Bank's 1997 pre-tax earnings were $.7 million compared with $1.1 million in the prior year. The decline was primarily due to a change in the mix of average loans outstanding to lower yielding mortgages and home equity lines from higher yielding commercial loans as well as a $2.7 million increase in NPAs. During 1997, $95.1 million of residential mortgage and home equity loans were originated and secondary market mortgage transactions totaled $30.1 million. Trust assets increased 61% to approximately $475 million.
     At September 30, 1998 the Bank's Tier 1 or leverage capital, Tier 1 risk-based and total risk-based capital ratios were 7.61%, 9.58% and 10.83%, respectively, compared with 6.84%, 8.79% and 10.04%, respectively, at September 30, 1997. The ratios satisfied all regulatory requirements for both periods. The Bank is deemed a "well capitalized" bank and as such is able to accept brokered deposits without restriction.

Other
In October 1997, Advest acquired Ironwood Capital Ltd., ("Ironwood") a private investment bank that originates and distributes private placements of taxable fixed income securities. Ironwood's employees comprise the Corporate Fixed Income Group of Advest's Investment Banking Division. The Company issued 137,060 shares of its common stock in conjunction with the acquisition which has been accounted for as a pooling of interests. Due to the immaterial effect on the Company's consolidated financial position and results of operations, Ironwood's operating results are included prospectively in the Company's consolidated financial statements.
     In December 1997, the Company filed a Form S-3 Shelf Registration which enables it to issue both debt and equity securities up to an aggregate $50 million. Potential proceeds from debt or equity offerings would be used for general corporate purposes which may include debt refinancing and growth through acquisition. The registration was declared effective January 5, 1998.

Year 2000
Many computer programs and equipment with embedded chips or processors use two rather than four digits to represent the year and may be unable to accurately process dates after December 31, 1999. This, as well as certain other date-related programming issues, may result in miscalculations or system failures which can disrupt the businesses which rely on them. The term "Year 2000 Issue" is used to refer to all difficulties the turn of the century may bring to computer users.
     Since 1996 the Company has been assessing the possible impact of the Year 2000 issue on its business and developing plans to correct the problems detected. This effort is led by a project team within the Company's Information Systems Group, with the assistance of a Year 2000

Steering Committee consisting of senior representatives from the Company's principal departments. This project team has developed an action plan to address the Year 2000 issue in five general stages: awareness, assessment, remediation, validation and implementation.
     The Company has determined that many of its internal computer programs and some items of its equipment are susceptible to potential Year 2000 system failures or processing errors. This assessment of internal systems is substantially complete and plans have been formulated to modify or replace the impacted programs or equipment. Remediation efforts are underway using both internal and external resources, with priority given to those "mission critical" systems whose failure might have a material impact on the Company. To date all required changes have been identified and made and testing of the changes is approximately 60% complete.
     The Company relies heavily on vendors, correspondents and service providers in various aspects of its operations. An important part of the Year 2000 program involves working with those third parties to determine the extent to which the Company may be vulnerable to their failure to address their own Year 2000 issues. The Company is communicating with those third parties to ascertain whether their Year 2000 issues which might impact the Company are being addressed. Where practical and appropriate, the Company will try to verify the information or assurances they provide with testing, particularly with regard to mission critical relationships. At present, the Company has not been advised by any third party of any Year 2000 issue likely to materially interfere with the Company's business. However, not all third parties have been responsive to the Company's inquiries and there may be providers of significant services on which the Company relies, such as utilities, which are unwilling or unable to provide information concerning their Year 2000 readiness. To the extent that outside vendors do not provide satisfactory responses, the Company will consider changing to vendors who have demonstrated Year 2000 readiness. However, there are no assurances that the Company will be able to do so.
     The Company's brokerage subsidiary is highly dependent on a single third party service provider to maintain client account information, process transactions, and deliver client and operational reports. This service provider has advised the Company that it expects to address its Year 2000 issues in time. However, any failure by this third party to successfully address its Year 2000 issues would result in a serious disruption to the Company's operations. More generally, the financial services industry in which the Company operates is characterized by a high degree of interdependence among firms. Any unresolved Year 2000 issue in one firm which interfered with the processing of securities transactions or disrupted the securities markets could materially impact other firms within the financial services industry, including the Company. To address these concerns, the Company and the service provider referred to above participate actively in an industry-wide testing program among financial services firms which began in April 1998 and will continue through December 1999.
     The Company has begun to develop contingency plans to minimize any Year 2000 disruptions in the event that an internal or third party mission critical system does not function properly. Contingency plans may include manual processing of transactions, use of alternative service providers, relocation to temporary facilities, programming fixes and other measures. Once developed, these contingency plans will be continually refined as additional information becomes available.
     The consequences of an uncorrected Year 2000 issue could include business interruption, noncompliance with regulatory requirements, exposure to monetary claims by clients and others and loss of business goodwill. The Company's subsidiaries are engaged in highly regulated businesses and failure to comply with the changing regulatory requirements relating to Year 2000 issues could preclude their engaging in those businesses. The likelihood of these events and the possible financial impact if they occur cannot be predicted. Generally, the Company's insurance coverage will provide little or no recovery to the Company for losses of this nature.
     It is estimated that the costs of the Company's Year 2000 efforts will approximate $2.5 million, of which approximately $.8 million had been spent through September 30, 1998. These costs are being funded through operating cash flows and are being expensed as incurred. They do not include costs of replacing computer hardware or software with Year 2000 compliant systems on an expedited basis where that replacement was otherwise contemplated as part of an updating of the Company's systems. Such replacement costs are estimated to total approximately $3.0 million firm-wide, substantially all of which will be capitalized or financed under operating leases. These estimates also do not include costs which would be incurred if the Company is required to implement contingency plans. Since contingency planning is not yet complete, the Company is not able to estimate those costs.
     The Company's Year 2000 program is an ongoing process and the estimates both of costs and completion dates are subject to change. If the Company's efforts are not completed in time, or if the third parties on which the Company relies are unable to complete their own efforts in a time and manner compatible with the Company's systems, Year 2000 issues could have a material impact on the operations of the Company. The Company's objective is to complete substantially all required modifications or replacements of internal mission critical systems by August 1999, allowing for testing and certification of Year 2000 readiness during the remainder of calendar 1999.
     The estimates and conclusions set forth above contain forwardlooking statements and are based on management's best estimate of future events. Risks to completing the plan include the availability of resources, our ability to discover and correct material Year 2000 issues and the ability of the vendors, correspondents and other third parties on which the Company relies to bring their systems into Year 2000 compliance.

Results of Operations
Net income for the years ended September 30, 1998, 1997 and 1996 was $18.0 million, $14.9 million and $11.3 million, respectively. The following table summarizes percentage changes for revenues, expenses and pre-tax income for the three years in the period ended September 30, 1998.

                                        %                  %
In thousands, except                 Increase           Increase
percentages                   1998  (Decrease)   1997  (Decrease)  1996
------------------------------------------------------------------------
Revenues
    Commissions            $129,825     6%    $123,032    12%   $110,115
    Interest                 72,739     21      59,882      8     55,225
    Principal transactions   44,776      2      43,880     14     38,591
    Investment banking       37,606     20      31,291     17     26,687
    Asset management and
        administration       33,491     30      25,844     29     20,050
    Other                     6,791    (7)       7,278   (21)      9,234
                           --------     --    --------    ---   --------
                            325,228     12     291,207     12    259,902

Interest Expense             40,498     24      32,570     11     29,472
                           --------     --    --------    ---   --------
Net Revenues                284,730     10     258,637     12    230,430
                           --------     --    --------    ---   --------
Non-interest expenses       255,301      9     233,329     11    210,323
                           --------     --    --------    ---   --------
Pre-tax income             $ 29,429     16    $ 25,308     26   $ 20,107
                           ========     ==    ========    ===   ========

Commissions
Current year agency commissions surpassed the record level set in the prior year. Fourth quarter revenues, however, were negatively impacted as the upward trend of the equity markets the past eight years was halted when the benchmark indices sustained double digit fourth quarter declines. Commission revenues increased across the board. Mutual fund commissions, including 12b-1 fees, increased $4.5 million (12%) reflecting record infusions of cash primarily from 401k plans into mutual funds. Over-the counter and listed commissions increased $.9 million each, reflecting increases of 4% and 2%, respectively. While the number of investment executives has remained fairly constant over the past several years, recruitment and retention of experienced professionals has contributed to substantial increases in average annual production per broker. Record broker productivity was achieved in each of the last three fiscal years and, together with record stock market volume and prices, contributed to the record revenue levels achieved during the same period.
     Fiscal 1997's record high agency commissions reflected the sustained momentum of the equity markets. Year-to-year revenue gains were posted in each quarter. Commissions on listed securities increased $6.1 million (14%). Record revenue levels were attained for a second consecutive year from over-the-counter securities, up $3.6 million (19%), mutual funds, including distribution and deferred sales charges, up $2.5 million (7%) and insurance products, primarily variable annuities, up $.3 million (3%).

Principal Transactions
Revenue from principal transactions includes realized and unrealized gains and losses on Advest's trading accounts and related sales credits.
Advest's corporate bond trading desk specializes in investment grade corporate bonds and its Nasdaq trading desk market-making activities primarily involve making product available to clients and supporting Advest's research and equity capital markets activities. During fiscal 1998, Advest established an institutional agency and mortgage-backed securities trading unit in Boca Raton, Florida.
     Advest enters into derivative transactions to manage the interest rate risk associated with its municipal bond inventories. Derivatives are marked to market daily with unrealized gains and losses reflected in revenue from principal transactions. (Further discussion of derivatives is included under the caption "Derivative Financial Instruments" and in Notes 1 and 15 to the Consolidated Financial Statements.) Advest holds only nominal inventory positions of high yield securities. Realized gains and losses on the Bank's trading and available for sale securities are reflected in revenue from principal transactions.
     Current year revenue from principal transactions were a record high for the second consecutive year. Equity market volatility negatively impacted revenues as over-the-counter trading losses and declines in equity commissions contributed to a 9% year-to-year decline in fourth quarter revenues. Equity commissions declined $1.1 million (6%) and related trading activities posted a $.5 million loss compared with a $.6 million profit in 1997; in both areas fourth quarter results negated gains through the first nine months of the fiscal year. Commissions on fixed income securities increased $1.5 million (8%) with fourth quarter gains offsetting declines through nine months as investors turned away from the equity markets. Corporate bond trading profits increased $1.9 million reflecting a 114% increase while the institutional agency and mortgage-backed trading desk posted a $.4 million loss in its first year.
     Fiscal 1997 revenue from principal transactions increased 14% to $43.9 million. Over-the-counter trading profits were $.6 million compared with a loss of $1.9 million in 1996 and related commissions increased $1.8 million (11%). Corporate bond trading profits increased $1.1 million (191%) in that trading department's first full year of operations. Municipal and government bond trading profits rose $.5 million (25%) and $.3 million (59%), respectively. Commissions on debt securities declined $.8 million (4%) reflecting investor interest in the equity markets. Advest realized a $76,000 loss on derivative transactions in fiscal 1997 compared with a $20,000 profit in the prior year.

Investment Banking
To generate investment banking revenue, Advest manages and participates in underwritings of corporate and municipal securities and closed-end funds. Advest's Investment Banking Division also provides merger and acquisition, consulting and valuation services. In general, the Company does not participate in bridge financing activities. Advest's Investment Banking Division concentrates its efforts on raising capital for mid-size companies, primarily in the banking, insurance, technology, consumer and commercial markets and health care industries. During the first quarter, Advest acquired Ironwood Capital, a firm specializing in private placements of fixed income securities and merged it into its Investment Banking Division. Warrants received in conjunction with investment banking activities are accounted for as prescribed by EITF 96-11 (Refer to Note 1.) Public Finance services health care and educational institutions as well as state and local issuers primarily in New England and New York.
     Current year investment banking revenues were a record high for the second consecutive year primarily due to higher private placement revenues and commissions on equity underwritings and closed-end funds. The Investment Banking Division completed 33 transactions during the year valued at over $1.1 billion, including 11 merger and acquisition transactions with a combined value of $338 million and 22 public and private placement transactions valued at $850 million. The Syndicate Department co-managed four closed-end funds raising $3.5 billion compared with no deals during fiscal 1997. Commissions on equity underwritings increased $2.8 million (31%) reflecting the robust underwriting environment on Wall Street through most of the year. Revenue from private placements increased $2.7 million (461%) in part related to deals completed by the Corporate Fixed Income Group, formerly Ironwood Capital. Merger and acquisition revenue increased $.9 million (15%). Consulting and valuation revenue declined $.8 million (35%). Reported gains on the valuation of warrants declined $1.5 million (79%).
     Fiscal 1997 investment banking revenues rose 17% to $31.3 million. Consulting and valuation fees increased $1.2 million (122%) while merger and acquisition fees declined $.8 million (13%). The Investment Banking Division completed 15 public offerings and private placements raising over $412 million for clients. Commissions on equity underwritings and unit investment trust offerings each increased $1.1 million reflecting year-to year gains of 14% and 42%, respectively. Underwriting fees declined $.2 million (6%) as a result of a substantial fee related to the conversion of a mutual company to a stock company earned in fiscal 1996. Of the 1997 increase, $2.2 million relates to net unrealized gains of warrants received in conjunction with equity investment banking activities. In fiscal 1997, an unrealized gain of $1.9 million was recorded while in fiscal 1996 an unrealized loss of $.4 million was recorded.

Asset Management and Administration
Advest's Investment Management Services Department ("IMS"), provides various services for its managed account base including client profiling, asset allocation, manager selection and performance measurement. The Bank provides personal trust services primarily through Advest's retail sales force. Boston Advisors, formerly Boston Security Counsellors, ("BA"), an investment advisor, services private clients. Hannah Consulting Group ("HCG"), an investment management firm acquired by the Company during fiscal 1997, provides consulting services primarily to pension funds. During fiscal 1998, HCG was merged into Advest's IMS. Other services include retirement plan administration, securities custody and safekeeping.
     Current year asset management revenues increased 30% to a record $33.5 million primarily due to an increase in fee-based assets serviced by Advest. Advest's IMS currently supports close to $4 billion of assets, opening 2,000 new accounts during fiscal 1998. Money management fees increased $5.2 million (34%) for Advest and included $.6 million in revenue from accounts serviced by HCG, which was merged into Advest during the first quarter. Service fee income increased $2.2 million (48%) related to higher money market balances. The Bank's revenues increased $.1 million (9%) primarily related to higher trust revenue.
     Fiscal 1997 revenues increased 29% to $25.8 million. Advest's revenues increased $4.9 million (27%) due primarily to increased money management fees. During the year, Advest's Investment Management Department opened 1,226 new accounts and together with increased business from existing accounts increased its managed account base more than $1 billion. At September 30, 1997, managed accounts totaled $2.8 billion, reflecting a 44% year-to-year gain. HCG, acquired by the Company in fiscal 1997, generated $.5 million in management fees. The Bank's revenues increased $.3 million primarily related to higher trust revenues.

Other Income
Other income includes fees from mutual funds marketing, exchange order flow, execution income and postage at Advest and loan development and service fees at the Bank.
     Current year other income declined 7% to $6.8 million. A $.4 million increase in marketing fees was more than offset by a $.5 million decline in execution fees related to regulatory changes impacting over-the-counter trading and a $.3 million decline in income from the sale of residential mortgages.
     Other income declined 21% to $7.3 million during fiscal 1997, primarily due to a $.6 million (38%) decline in execution fee income at Advest related to regulatory changes which impact overthe-counter trading revenues. Fiscal 1996 revenues also included a $.9 million gain on the sale of an equity investment.

Net Interest Income
Net interest income is the excess of interest income and loan fee income over interest expense and is derived primarily by the Bank and Advest. The Bank derives most of its interest income from residential mortgage and home equity loans and from investments. The Bank's loans and investments are primarily funded by interest-bearing deposits, advances from the Federal Home Loan Bank of Boston ("FHLBB") and by the Bank's equity capital. The Bank also enters into derivative transactions, including interest rate swap and interest rate cap contracts, as part of its interest rate risk management. The net payments or receipts under these contracts are accounted for as an adjustment to interest expense. (Further discussion of derivatives appears under the caption "Derivative Financial Instruments" and in Note 15.) Advest derives interest income primarily from financing brokerage customers margin transactions, its stock borrowing activities and securities inventory. Advest pays interest primarily on brokerage customer credits held for reinvestment, its stock lending activities and short- and long-term borrowings. The components of interest revenue and expense are detailed in the Five Year Financial Summary on page 16.
     Current year net interest income increased $4.9 million (18%) primarily as a result of the payoff of a mortgage on AGI's books in the fourth quarter which accounted for substantially all of a $3.2 million (44%) year-to-year increase in net interest income for that period. Advest's net interest income increased $2.1 million (9%) primarily as a result of higher average margin debits during 1998. Average margin debits during fiscal 1998 were $422.3 million, an increase of 16% from 1997. The increase in interest income as a result of higher margin debits was partly offset by lower spreads as average free credit balances during 1998 were $267.4 million, an increase of only 5%. As a result, Advest's cost of funding the debits increased due to increased short-term borrowings at higher interest rates than that paid on free credits. Interest expense also was higher due to increased average trading inventories. The Bank's net interest income declined $.6 million (10%) during 1998, primarily attributable to a year-to-year $2.7 million (1%) decrease in average assets and a continuing change in the mix of average loans to lower-yielding residential mortgages and home equity lines from higher-yielding commercial loans. In addition, early payoffs of residential mortgages and home equity lines of credit due to refinancings contributed to lower yields in both the loan portfolio and the mortgage-backed investment securities portfolio. Offsetting this decline, NPAs decreased $2.5 million in the current year primarily due to the sale of a commercial parcel and two residential properties, one of which was acquired within the year, in owned real estate and the early payoff of four impaired commercial loans which had been in a nonaccrual status. The Bank's ratio of earning assets to total bank assets was 95.6% in the current year compared with 93.5% in 1997. AGI's net interest increased $3.3 million related to the mortgage payoff discussed previously.
     Fiscal 1997 net interest income increased $1.6 million (6%). Advest's net interest income increased $2.4 million (12%) primarily due to significantly higher average margin balances. Average free credit balances in brokerage accounts increased during the year but not enough to support the increased margin balances. Together with higher securities inventory levels, this resulted in increased bank borrowings which reduced overall interest spreads. The Bank's net interest income declined $1.3 million (16%) during 1997. The decline is attributable to a year-to-year $29.0 million (12%) decrease in average assets and a change in the mix of average loans to lower yielding residential mortgages and home equity lines from higher yielding commercial loans. In addition, NPAs increased $2.7 million in the current year primarily due to three commercial loans which were placed in a nonaccrual status and which had an average interest rate of 10%. The Bank's ratio of earning assets to total bank assets was 93.5% in fiscal 1997 compared with 96.7% in the prior year. AGI's net interest improved $.8 million primarily due to lower borrowing rates associated with its December 1997 private placement of $35.0 million of notes. The proceeds were used to retire its convertible debentures and other higher cost debt and loan $10.0 million to Advest with the balance invested in short-term securities.

Non-Interest Expenses
Current year compensation and benefit costs increased $18.9 million (12%) primarily as a result of increased headcount firm-wide particularly in the equity capital markets departments, higher sales volume driven compensation and general salary increases. Communications costs increased $4.3 million (18%). Advest's communications costs increased $4.4 million primarily related to ongoing upgrades in software, quote services and service bureaus; technology enhancements, partly related to the Year 2000 Issue; and sales-volume-driven increases in costs paid to Advest's third party data processor. The Bank's communication costs declined $.2 million (22%) primarily reflecting savings from converting to a new third party data processor during fiscal 1997. Occupancy and equipment costs increased $1.3 million (8%) primarily due to increased depreciation related to new computer equipment and increased rent expense in Advest's retail sales offices as well asa home office expansion. Professional fees declined $1.1 million (16%) primarily as a result of lower legal and personnel agency expenses at Advest and a decline in consulting expenses at HCG which were partly offset by increased legal expenses at the Bank. Other expenses declined $1.9 million (20%) primarily due to lower settlement costs at Advest, lower costs associated with the Bank's foreclosed real estate as a result of the disposal of three properties during the year and a decrease in expenses at AGI related to a loss on the call of the Company's outstanding convertible debentures during fiscal 1997.
     Fiscal 1997 compensation costs increased $17.3 million (12%). Advest's compensation costs increased $16.5 million (12%) primarily due to volume related increases in salesmen's compensation, higher firm payroll costs associated with firm-wide personnel additions and general salary increases. HCG, acquired in the first quarter of 1997, had compensation costs of $.7 million. Communication costs increased $3.0 million (15%) primarily due to substantial upgrades in software, quote services and service bureaus in the Company's firm-wide Advantage2000 System. In addition, Advest's costs for its third party back office data processor increased $.9 million (29%) primarily related to higher securities transaction volume. Professional fees increased $1.2 million (21%). Advest's professional fees increased $.5 million with consulting fees and personnel agency fees increasing $.5 million (57%) and $.3 million (40%), respectively and legal fees declining $.4 million (15%). Professional fees for AGI increased $.5 million primarily due to increased consulting costs associated with the Company's centennial celebration. HCG incurred $.4 million in consulting expenses. Business development costs increased $1.1 million (19%) primarily due to increases in the number of investment executives qualifying, as a result of sales production and contests, to attend various Company-sponsored events. Brokerage, clearing and exchange costs increased $.6 million (13%) due to increased securities volume. The provision for credit losses and asset devaluation declined $.3 million (27%) primarily due to lower loss provisions required at the Bank.

Income Taxes
The effective income tax rates were 39%, 41% and 44%, respectively, for 1998, 1997 and 1996. The effective tax rate declined to 39% for 1998, and 41% for 1997, respectively, due to reduced state tax obligations. State tax reductions in these years occurred primarily in Connecticut, where the Company recognized portions of a previously reserved tax benefit of state carryforward losses. The higher rate of 1996 was reflective of greater levels of income apportioned to various states with higher average tax rates.
    During the year ended September 30, 1998 the Company determined that a previously established $.5 million valuation allowance for certain state net operating loss carryforwards was no longer required. Accordingly, at September 30, 1998, the Company had net deferred tax assets of $6.0 million, all of which is expected to be realized. For further information on the Company's income taxes, refer to Notes 1 and 13 to the Consolidated Financial Statements.

Derivative Financial Instruments
Advest Bank and Trust Company
The Bank enters into transactions involving derivative securities, including interest rate swap and interest rate cap contracts as part of the Bank's management of interest rate risk. (See Note 1 for further disclosure.) Swap and cap contracts are used to hedge the cost of funds so that a more stable net interest income will be earned by the Bank. The Bank is exposed to credit-related losses in the event of nonperformance by counterparties but does not expect any parties to fail to meet their obligations. The Bank currently has outstanding contracts only with the FHLBB, which is the counterparty to a $5 million swap and a $5 million cap. The notional amounts of contracts entered into by the Bank and their potential credit exposure are disclosed in Note 15.

Advest, Inc.
Advest enters into derivative transactions, primarily short-term exchange traded futures, to manage the interest rate risk associated with its trading inventories, primarily municipal bonds, when inventory levels exceed pre-determined levels, as defined in its risk management policy. Hedging is limited to the underlying trading portfolio's interest rate risk and is not speculative in and of itself. Derivatives and the underlying inventory are marked to market daily. Positions are reviewed daily and, periodically, the strategy is re-evaluated based on anticipated inventory levels and composition.
    The fair value of a derivative contract is the amount Advest would have to pay a third party to assume its obligation under the contract or the amount Advest would receive for its benefits under the contract in the reverse situation. At September 30, 1998, Advest had no open positions. At September 30, 1997, Advest had only nominal open positions. (See Note 15.)

Asset Quality
Advest Bank and Trust Company
At September 30, 1998 and 1997, the Bank's NPAs were $2.7 million and $5.2 million, respectively, representing 1% and 2%, respectively, of total bank assets. The $2.5 million net decrease in NPAs primarily relates to the disposition of a commercial parcel and a residential property totaling $1.2 million together with a $1.5 million net decrease in nonperforming loans. The Bank has not been an active commercial mortgage lender since the late 1980's. The Bank's reserve for credit losses was materially unchanged at September 30, 1998 compared with the prior year and is considered adequate to absorb losses from the total loan portfolio due to the decreased level of NPAs.
    At September 30, 1998 and 1997, respectively, earning assets were 95.6% and 93.5% of total bank assets. Loan delinquency was 2.68%, 3.43% and 1.84% of total loans at September 30, 1998, 1997 and 1996, respectively. Had interest been accrued at contractual rates on nonaccrual and re-negotiated loans, interest income would have increased by approximately $.7 million, $.6 million, and $.3 million in 1998, 1997 and 1996, respectively.
     Bank loans classified impaired as of September 30, 1998 and 1997, respectively, totaled $1.0 million and $2.9 million. Included in impaired loans at September 30, 1998 were $.1 million of restructured loans. All amounts classified impaired for both fiscal 1998 and 1997 were included in nonaccrual loans. (See Note 2.)

Advest Group, Inc.
During the fourth quarter of fiscal 1998, AGI was paid $9.0 million representing the principal on first mortgage it held on property owned by a real estate limited partnership managed by a subsidiary of the Company. Given the significant financial obligations of the partnership, the Company had classified the mortgage as a nonperforming loan and, accordingly, no interest income had been accrued. AGI also received approximately $3 million of interest at the time of the payoff which was recognized during the fourth quarter.

Liquidity and Capital Resources
The Company's total assets were $1.2 billion at September 30, 1998, reflecting a $154.4 million (14%) increase from the prior year. The increase is attributable to asset growth at Advest, primarily a $143.2 million (147%) increase in trading inventories, principally corporate bonds and mortgage-backed securities, and a $44.7 million (11%) increase in margin debits, partly offset by a $20.1 million (7%) decline in securities borrowed. Bank assets declined 6% from fiscal 1997.
     With the primary exception of loans held in portfolio by the Bank, which comprise 14% of total assets, the Company's assets are highly liquid in nature. Liquid assets which include cash and cash equivalents, receivables from brokerage customers, securities borrowed, receivables from brokers and dealers, available for sale and trading securities comprised 79% of total assets at September 30, 1998 compared with 75% for the prior year.
     Shareholders' equity increased $18.0 million (17%) to $123.7 million, primarily as a result of a $16.5 million increase in retained earnings from current year operating results and a $1.7 million increase in paid-in capital primarily related to the sales of treasury stock under the Company's equity plans and the exercise of stock options. The Company paid quarterly dividends of $.04 per share for each of the four fiscal quarters. The total amount paid was $1.4 million. At September 30, 1998, 2,756,777 shares of the Company's common stock (more than 26% of outstanding shares) had been purchased since the inception of the stock buyback program in August 1990, at an average price of $6.46 per share. During fiscal 1998, the Board of Directors increased the number of shares authorized to be re purchased under the program from three to four million.
     AGI's principal source of funding is the earnings distributions from its subsidiaries which are unrestricted. In December 1996, AGI issued $35.0 million 7.95% seven year senior notes in an unsecured private placement transaction with three institutional investors. AGI is in full compliance with all financial and other covenants required to be maintained under the terms of the private placement note. Five equal principal installments are payable annually beginning December 31, 1999.
     In December 1997, the Company filed a Form S-3 shelf registration with the Securities and Exchange Commission. The registration enables the Company to issue debt and/or equity securities up to an aggregate of $50.0 million.
     Management believes that earnings distributions from subsidiaries, together with AGI's own assets and potential proceeds from a shelf registration offering will be sufficient to meet AGI's current and foreseeable liquidity and capital requirements.

Advest, Inc.
In addition to funds generated from operations, sources used by Advest to finance assets include credit balances in brokerage accounts which increased $10.9 million (3%), short-term borrowings which increased $92.0 million (287%), deposits for securities loaned which decreased $42.0 million (16%) and securities sold short which increased $97.1 million (186%). In fiscal 1998, AGI issued a $10 million demand note to Advest at a rate of federal funds plus 70 basis points; $2.5 million of the loan was repaid prior to fiscal year end. During fiscal 1997, AGI loaned Advest $10.0 million at a rate of 8% per annum, utilizing a portion of the proceeds of its $35.0 million borrowing. The loan is unsecured and subordinated to certain other corporate obligations. The purpose of the unsecured loan was to increase Advest's regulatory net capital.
     Advest has arrangements with certain financial institutions whereby it can borrow amounts on a collateralized basis, principally to support securities settlements, trading inventories, margin debits and underwriting activities. Increases in average margin balances as well as firm trading positions, primarily corporate, agency and mortgage-backed securities, have resulted in consistently higher borrowing levels for Advest during the past year. Short-term borrowings are frequently in excess of $100 million. To support its increased borrowing needs, Advest increased its uncommitted lines of credit with its two lead banks to $225.0 million. During the third quarter, Advest established a $35.0 million uncommitted line of credit with a third financial institution.

With the exception of a $20.0 million unsecured line of credit, all of Advest's borrowings are on a collateralized basis for which it has substantial levels of customer and firm securities which can be pledged.
     During fiscal 1999, Advest has planned approximately $6.0 million of capital expenditures primarily related to a firm-wide desktop computer upgrade as well as other technology related enhancements. Management believes that operating cash flow together with available credit lines will provide sufficient resources for Advest to meet all present and reasonably foreseeable capital needs.
     The Securities and Exchange Commission ("SEC") requires Advest to maintain liquid net capital to meet its obligations to customers. At September 30, 1998, Advest had excess net capital of approximately $56.0 million and a net capital ratio of 13.9% (See Note 11.)

Advest Bank and Trust Company
At September 30, 1998, the Bank's regulatory liquid assets included cash, federal funds and qualified securities (which include all trading and certain available-for-sale and held to maturity securities) of $18.8 million. In addition, the Bank is a member of the FHLBB and, accordingly, has access to advances from the FHLBB to the extent the Bank possesses eligible collateral. At September 30, 1998, the Bank had uncommitted, eligible collateral of $108.2 million making available $84.7 million of additional credit. Management believes that operating cash flow together with available credit lines will provide sufficient resources for the Bank to meet all present and reasonably foreseeable capital needs.
     Pursuant to federal statute, federal savings banks are subject to a liquidity requirement that specifies that at least 5% of total Bank assets to be invested in qualified assets. As of September 30, 1998, the Bank's liquidity ratio was 17.25%. Management believes that the Bank has sufficient capital to remain in compliance with the regulatory requirements.
     The Federal Deposit Insurance Corporation ("FDIC") requires "well capitalized" banks to maintain a minimum Tier 1 or leverage capital ratio of 5%. At September 30, 1998, the Bank's Tier 1 or leverage capital ratio was 7.61%. The Bank is also subject to the FDIC's risk-based capital regulations which require the Bank, as "well capitalized," to maintain a total risk-based capital ratio of 10%, including at least 6% Tier 1 risk based capital. At September 30, 1998, the Bank's total risk-based and Tier 1 risk-based capital ratios were 10.83% (with capital of $18.1 million) and 9.58% (with capital of $16.0 million), respectively, which met all regulatory requirements.
     Pursuant to the FDIC Improvement Act ("FDICIA"), all banks are subject to rules limiting brokered deposits and interest rates. Under FDICIA, the Bank meets the conditions to be deemed a "well capitalized" bank, which means it may accept brokered deposits without restriction. At September 30, 1998, the Bank had $78.8 million of brokered deposits.

Cash Flows
Cash and cash equivalents increased $1.4 million. Advest's cash and equivalents were substantially unchanged between periods, however, there were significant fluctuations among various components. Advest used cash provided from operating activities of $90.4 million primarily related to a $44.8 million increase in margin debits, a $45.8 million increase in net long trading positions (the net change in long inventory positions offset by the increase in short inventory positions) and a $21.9 million net increase in securities loaned ( the increase in securities loaned offset by the increase in securities borrowed.) Advest used $9.1 million of cash from investing activities primarily to finance capital expenditures and funding of recruitment bonuses. Advest used cash from financing activities of $99.5 million primarily short-term borrowings to finance its operating and investing needs for cash.

     The Bank's cash and equivalents increased $3.4 million. Net cash provided by investing activities increased $21.8 million primarily related to cash received from principal collections on loans as well as proceeds from the sales of loans and owned real estate in excess of the $72.0 million of loans originated. Net cash used for financing activities was $17.1 million primarily as a result of a net pay down in short-term borrowings of $25.5 million partly offset by a net increase in long-term borrowings of $7.0 million. The Bank used $1.3 million of net cash to finance operating activities.
     AGI's cash and equivalents decreased $2.2 million primarily as a result of cash dividend payments of $1.4 million and repurchases of its common stock of $1.2 million. Proceeds of $9.0 million related to the payoff of a mortgage held by AGI plus $1.0 million representing a portion of the related interest received were loaned to Advest in the form of a $10.0 demand note.

Accounting Pronouncements
The Company adopted Statement of Financial Accounting Standard "SFAS" 128, "Earnings Per Share" in the current fiscal year as required. Its implementation did not have a material impact on the Company's computation of earnings per share. Refer to Note 8.
     The Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas, and major customers. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt these pronouncements in its 1999 fiscal year, as required. The Company does not expect their implementation to have a material impact on the presentation of the Company's financial condition, results of operations or cash flows.
     The FASB issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" in February 1998. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Company will adopt SFAS 132 in its 1999 fiscal year, as required, and does not expect its implementation to have a material impact on the Company's financial condition, results of operations or cash flows.
     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 in its 2000 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

Forward-looking Statements
Some matters discussed in this report include forward-looking statements that involve risks and uncertainties, many of which are beyond the Company's control, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, services, prices and other factors. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management
The following discussion about the Company's risk management activities includes forward-looking statements that involve risks and uncertainties. Actual results could materially differ from those projected in the forward looking statements.
     During its normal course of business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading, rather than investment, purposes. Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the counter equities in order to facilitate order flow and accommodate its retail and institutional customers. During fiscal 1998, Advest significantly increased its corporate bond trading activities and established a government agency and mortgage-backed securities trading unit. The activities of these trading areas accounted for most of a $143.2 million (147%) increase in trading inventories and a $97.1 million (186%) increase in short security positions.
    The Bank is engaged in the business of investing customer deposits, borrowings and funds from capital, in loans, primarily residential, and investments. Investments include government and agency obligations, mortgage-backed securities and money market instruments.

Market Risk
Market risk represents the potential change in the value of financial instruments due to fluctuations in interest rates, foreign currency exchange rates, equity and commodity prices. In the course of its trading and hedging activities, the Company is exposed to interest rate and equity price risk.
     The Company is exposed to market risk arising from changes in interest rates. Advest's management seeks to reduce the risk of its trading portfolio on an aggregate basis. Its risk management activities include inventory and hedging policies. Inventory policies reflect the level of aggregate short and long positions that may be held for trading and are specified by product line. Risk management strategies also include the use of derivatives, principally exchange-traded futures contracts. The Bank enters into interest rate swap and cap transactions as part of its overall risk management strategy to hedge against interest rate risk on its non trading portfolio.
     The Company is exposed to equity price risk as a result of making a market in over-the-counter equity securities. Equity price risk arises from changes in the price and volatility of equity securities.

Trading Accounts (Value at Risk Analysis)
For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has performed a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and covariances used to construct the variance/covariance matrix, for the market factors relevant to the portfolio, are generated from historical data. Although value at risk models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and the hedging requirement policy described above.
     At September 30, 1998 and 1997, Advest's value at risk for each component of market risk and in total was as follows:

In thousands                  1998                1997
                              ----                ----
Interest rate risk            $480                $213
Equity price risk               77                  64
Diversification benefit        (69)                (16)
                              ----                ----
Total                         $488                $261
                              ====                ====
     The potential future loss represented by the total value at risk falls within predetermined levels of loss that are not material to the Company's results of operations, financial condition or cash flows. The changes in the value at risk amounts reported in 1998 from those reported in 1997 reflect changes in the size and composition of Advest's trading portfolio, in particular the increased concentration in corporate bonds and mortgage-backed securities discussed above.
     The value at risk estimate has limitations that should be considered in evaluating the Company's potential future losses based on the year-end portfolio positions. Recent market conditions may result in statistical relationships that result in a higher value at risk than would be estimated from the same portfolio under different market conditions. In addition, a critical risk management strategy is the active management of portfolio levels to mitigate market risk. The Company's, in particular Advest's, market risk exposure will continue to change with changes in the portfolio and market conditions.

Non-trading Accounts (Tabular Presentation)
The following table shows the interest sensitivity of non-trading assets, liabilities and financial instruments of Advest at September 30, 1998 and 1997, based on their estimated maturity/repricing structure:


September 30, 1998
------------------                                                                                     After
In thousands,                                  Percent of
except percentages                    Amount      Total   1999     2000     2001     2002     2003     2003
---------------------------------------------- -----------------------------------------------------------------
Interest-sensitive assets
--------------------------
Real estate mortgage, loans
     receivable, net (a)               164,165    79.31%  96,021    8,029    3,424    2,038    3,645   51,008
   Average interest rate                  7.84%             8.18%    9.26%    7.85%    6.83%    6.79%    7.10%
Personal and non-mortgage commercial,
     loans receivable, net (a)          12,583     6.08%  11,763      214      151       52      124      279
   Average interest rate                  8.06%             8.04%    8.17%    8.86%    9.84%    8.12%    8.06%
Mortgage-backed securities               7,866     3.80%      -        -        -        -        -     7,866
   Average interest rate                  6.83%               -        -        -        -        -      6.83%
Investment securities (b)               22,176    10.71%  21,676      250      250       -        -        -
   Average interest rate                  6.17%             6.05%    8.00%    8.00%      -        -        -
Interest-bearing deposits                  206     0.10%     200       -        -         6       -        -
   Average interest rate                  5.17%             5.27%      -        -      2.00%      -        -
                                   ----------- -----------------------------------------------------------------
Total interest-sensitive assets        206,996   100.00% 129,660    8,493    3,825    2,096    3,769   59,153
                                   ----------- -----------------------------------------------------------------

Interest-sensitive liabilities
-------------------------------
Regular savings accounts                    98     0.03%      -        -        -        98       -        -
   Average interest rate                  2.00%               -        -        -      2.00%      -        -
Money market deposit accounts           91,785    26.40%  91,785       -        -        -        -        -
   Average interest rate                  2.75%             2.75%      -        -        -        -        -
Certificate of deposit accounts         79,190    22.78%  77,405    1,785       -        -        -        -
   Average interest rate                  5.93%             5.93%    6.13%      -        -        -        -
FHLB advances                           16,500     4.74%  10,500    3,500    1,500       -        -     1,000
   Average interest rate                  5.86%             5.62%    6.45%    6.73%      -        -      4.99%
Other borrowings                       160,103    46.05% 124,798    7,281    7,024    7,000    7,000    7,000
   Average interest rate                  6.32%             5.86%    7.88%    7.94%    7.95%    7.95%    7.95%
                                   ----------- -----------------------------------------------------------------
Total interest-sensitive liabilitie    347,676   100.00% 304,488   12,566    8,524    7,098    7,000    8,000
                                   ----------- -----------------------------------------------------------------
Interest rate derivatives
  Interest rate swaps:
      Fixed to variable notional amount                    5,000
         Average pay rate                                   7.09%
         Average receive rate                               5.69%
     Interest rate caps                                                               5,000
         Average interest rate                                                         6.00%

September 30, 1997
------------------
In thousands,                                  Percent of                                              After
except percentages                    Amount      Total   1998     1999     2000     2001     2002     2002
---------------------------------------------- -----------------------------------------------------------------
Interest-sensitive assets
--------------------------
Real estate mortgage, loans
     receivable, net (a)               191,491    82.36% 103,037    7,765    9,200    9,933    2,669   58,887
   Average interest rate                  8.08%             8.17%    8.60%    8.61%    8.54%    6.78%    7.75%
Personal and non-mortgage commercial,
     loans receivable, net (a)           5,911     2.54%   4,272      535      579       97       -       428
   Average interest rate                  8.35%             8.46%    7.47%    8.25%    9.40%      -      8.32%
Mortgage-backed securities              16,961     7.29%   5,516       -        -        -        -    11,445
   Average interest rate                  6.73%             6.53%      -        -        -        -      6.83%
Investment securities (b)               17,928     7.71%  15,430    1,998      250      250       -        -
   Average interest rate                  6.38%             6.22%    6.25%    8.00%    8.00%      -        -
Interest-bearing deposits                  224     0.10%     218       -        -         6       -        -
   Average interest rate                  5.13%             5.22%      -        -      2.00%      -        -
                                   ----------- -----------------------------------------------------------------
Total interest-sensitive assets        232,515   100.00% 128,473   10,298   10,029   10,286    2,669   70,760
                                   ----------- -----------------------------------------------------------------
Interest-sensitive liabilities
-------------------------------
Regular savings accounts                   411     0.17%      -        -        -       411       -        -
   Average interest rate                  2.00%               -        -        -      2.00%      -        -
Money market deposit accounts          107,567    44.64% 107,567       -        -        -        -        -
   Average interest rate                  2.75%             2.75%      -        -        -        -        -
Certificate of deposit accounts         61,673    25.60%  34,398   17,132    7,465    2,176      182      320
   Average interest rate                  6.31%             6.22%    6.47%    6.35%    6.54%    6.19%    5.89%
FHLB advances                           35,000    14.53%  29,250      750    3,500    1,500       -        -
   Average interest rate                  6.01%             5.91%    6.58%    6.45%    6.73%      -        -
Other borrowings                        36,293    15.06%     704      262    7,279    7,048    7,000   14,000
   Average interest rate                  7.84%             3.91%    6.25%    7.88%    7.94%    7.95%    7.95%
                                   ----------- -----------------------------------------------------------------
Total interest-sensitive liabilitie    240,944   100.00% 171,919   18,144   18,244   11,135    7,182   14,320
                                   ----------- -----------------------------------------------------------------
Interest rate derivatives
  Interest rate swaps:
      Fixed to variable notional amount                    5,000    5,000
         Average pay rate                                   8.79%    7.09%
         Average receive rate                               5.81%    5.72%
     Interest rate caps                                                               5,000
         Average interest rate                                                         6.00%

(a) Loans are net of nonperforming loans, undisbursed portion of loans due borrowers and unearned discounts and premiums.
(b) Investment securities include investment securities available for sale and FHLB stock.

                                                        -33-

                              The Advest Group, Inc.
                       Consolidated Statements of Earnings

                                              Fiscal year ended September 30,
                                              --------------------------------
In thousands, except per share amounts           1998       1997       1996
------------------------------------------------------------------------------
[S]                                           [C]        [C]        [C]
Revenues
   Commissions                                  $129,825   $123,032   $110,115
   Interest                                       72,739     59,882     55,225
   Principal transactions                         44,776     43,880     38,591
   Investment banking                             37,606     31,291     26,687
   Asset management and administration            33,491     25,844     20,050
   Other                                           6,791      7,278      9,234
                                              --------------------------------
     Total revenues                              325,228    291,207    259,902
                                              --------------------------------
Expenses
   Compensation                                  182,705    163,852    146,573
   Interest                                       40,498     32,570     29,472
   Communications                                 28,238     23,955     20,917
   Occupancy and equipment                        19,092     17,758     17,567
   Business development                            7,321      6,664      5,613
   Professional                                    5,638      6,729      5,543
   Brokerage, clearing and exchange                4,542      4,676      4,174
   Other                                           7,765      9,695      9,936
                                              --------------------------------
     Total expenses                              295,799    265,899    239,795
                                              --------------------------------
Income before taxes                               29,429     25,308     20,107
Provision for income taxes                        11,477     10,376      8,847
                                              --------------------------------
Net income                                      $ 17,952   $ 14,932   $ 11,260
                                              ========== ========== ==========

Per share data:
     Basic earnings                             $   2.20   $   1.86   $   1.37
     Diluted earnings                           $   1.92   $   1.62   $   1.18
     Cash dividends                             $   0.16   $   0.09          -
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.
------------------------------------------------------------------------------
                              -34-

                                           The Advest Group, Inc.
                                           Consolidated Balance Sheets

In thousands, except share and
    per share amounts                                         September 30, 1998       September 30, 1997
---------------- --------------------------------------------------------------------------------------
Assets
Cash and short-term investments
     Cash and cash equivalents                                  $   13,882               $   12,459
     Cash and securities segregated under federal
          and other regulations                                        248                      265
                                                              -------------            -------------
                                                                    14,130                   12,724
                                                              -------------            -------------
Receivables
     Brokerage customers, net                                      433,840                  389,137
     Securities borrowed                                           270,638                  290,745
     Loans, net                                                    180,528                  199,166
     Brokers and dealers                                             5,310                    4,096
     Other                                                          18,417                   12,006
                                                              -------------            -------------
                                                                   908,733                  895,150
                                                              -------------            -------------
Securities
     Trading, at market value                                      241,681                   97,619
     Held to maturity (market values of
          $18,911 and $20,931)                                      18,776                   21,034
     Available for sale, at market value                            11,787                   13,978
                                                              -------------            -------------
                                                                   272,244                  132,631
                                                              -------------            -------------
Other assets
     Equipment and leasehold improvements, net                      13,377                   14,500
     Other                                                          24,787                   23,834
                                                                    38,164                   38,334
                                                              -------------            -------------
Total assets                                                    $1,233,271               $1,078,839
                                                              =============            =============
Liabilities & shareholders' equity
Liabilities
     Brokerage customers                                        $  329,975               $  319,101
     Securities loaned                                             216,275                  258,295
     Deposits                                                      171,074                  169,583
     Short-term borrowings                                         134,762                   61,496
     Securities sold, not yet purchased, at market value           149,189                   52,113
     Long-term borrowings                                           41,308                   41,321
     Compensation and benefits                                      27,247                   26,448
     Checks payable                                                  2,973                   18,366
     Brokers and dealers                                            13,984                    9,389
     Other                                                          22,817                   17,074
                                                              -------------            -------------
                                                                 1,109,604                  973,186
                                                              -------------            -------------
Commitments and contingencies
Shareholders' equity
     Common stock, par value $.01, authorized 25,000,000 shares,
        issued 10,893,159 and 10,812,404 shares                        109                      108
     Paid-in capital                                                72,966                   71,309
     Retained earnings                                              65,785                   49,260
     Net unrealized loss on securities available
          for sale, net of taxes                                       (12)                     (63)
     Unamortized restricted stock compensation                      (1,081)                    (571)
     Treasury stock, at cost,
          1,943,833 and 2,179,725 shares                           (14,100)                 (14,390)
                                                              -------------            -------------
                                                                   123,667                  105,653
                                                              -------------            -------------
Total liabilities and shareholders' equity                      $1,233,271               $1,078,839
                                                              =============            =============
See Notes to Consolidated Financial Statements

                                           -35-

                                             The Advest Group, Inc.
                                             Consolidated Statements of Cash Flows

                                                                    Fiscal year ended September 30,
                                                               --------------------- ------------ ------------
In thousands                                                                1998         1997         1996
------------------------------------------------------------------------------------ ------------ ------------
OPERATING ACTIVITIES
Net income                                                                 $  17,952    $  14,932    $  11,260
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                             9,794        8,526        8,222
     Provision for credit losses and asset devaluation                           329          915        1,258
     Loss on retirement of subordinated borrowings                                 0          607            0
     Deferred income taxes                                                      (347)        (122)         107
     Other                                                                       740       (1,627)      (1,735)
  (Increase) decrease in operating assets:
     Receivables from brokerage customers, net                               (44,791)     (36,794)     (43,823)
     Securities borrowed                                                      20,107      (70,826)    (109,238)
     Receivables from brokers and dealers                                     (1,214)       1,298       (3,003)
     Trading securities                                                     (138,472)        (904)     (51,346)
     Cash and securities segregated under federal and other regulations           17            0       30,994
     Proceeds from sales of mortgages held for sale                           78,163       26,350        7,635
    Originations and purchases of mortgages held for sale                    (89,967)     (29,218)     (32,454)
     Other                                                                    (7,240)      (1,492)         493
  Increase (decrease) in operating liabilities:
     Brokerage customers                                                      10,874       36,483      (17,393)
     Securities loaned                                                       (42,020)      44,299      100,364
     Securities sold, not yet purchased                                       97,076        4,675       42,591
     Checks payable                                                          (15,393)       1,390       10,225
     Other                                                                    11,646        9,040          615
                                                                        ------------ ------------ ------------
Net cash (used in) provided by operating activities                          (92,746)       7,532      (45,228)
                                                                        ------------ ------------ ------------

FINANCING ACTIVITIES
     Net decrease in deposits                                                  1,491      (21,603)     (44,470)
     Proceeds from short-term borrowings                                      39,077       57,436            0
     Repayment of short-term borrowings                                      (64,824)     (37,044)     (10,496)
     Short-term brokerage borrowings, net                                     92,000       (1,800)      33,800
     Proceeds from long-term borrowings                                        7,000       35,000        8,250
     Repayment of long-term borrowings                                             0       (9,820)           0
     Retirement of subordinated borrowings                                         0      (20,545)           0
     Other                                                                      (286)         272       (1,318)
                                                                        ------------ ------------ ------------
Net cash provided by (used in) financing activities                           74,458        1,896      (14,234)
                                                                        ------------ ------------ ------------

INVESTING ACTIVITIES
  Proceeds from (payments for):
     Sales of available for sale securities                                   42,853        4,871       26,290
     Maturities of available for sale securities                               2,260        1,759        1,969
     Maturities of held to maturity securities                                22,712       24,000       22,252
     Purchases of available for sale securities                              (47,024)      (1,598)      (3,033)
     Purchases of held to maturity securities                                (20,500)     (22,000)     (23,986)
  Loans sold                                                                   5,743            0       41,622
  Sales of OREO, net                                                           1,368          791        3,959
  Principal collections on loans                                              99,037       43,830       21,777
  Loans originated                                                           (77,848)     (50,352)     (19,985)
  Other                                                                       (8,890)      (9,731)      (7,236)
                                                                        ------------ ------------ ------------
Net cash provided by (used in) investing activities                           19,711       (8,430)      63,629
                                                                        ------------ ------------ ------------
Increase in cash and cash equivalents                                          1,423          998        4,167
Cash and cash equivalents at beginning of period                              12,459       11,461        7,294
                                                                        ------------ ------------ ------------
Cash and cash equivalents at end of period                                 $  13,882    $  12,459    $  11,461
                                                                        ============ ============ ============

Interest paid                                                              $  40,517    $  31,817    $  29,467
Income taxes paid                                                          $  15,297    $   7,987    $  10,067
Non-cash activities:
     Restricted stock awards, net of forfeitures                            $    811     $    610    $      57
     Securities available for sale from held to maturity                           -            -    $   9,962
     Securization of residential mortgages                                 $   1,428    $   3,684    $  27,307
See notes to consolidated financial statements

                                                      -36-

                                                       The Advest Group, Inc.
                                        Consolidated Statements of Changes in Shareholders' Equity
                                                                                                     Net unrealized
                                                                                                            gain
                                                                                                       (loss) on
                                                                                          Unamortized securities
                              $.01 par value                                              restricted   available
                               Common stock                              Treasury stock        stock         for   Share-
In thousands, except       ------------ ------- Paid-in   Retained ------------              compen-   sale, net holders'
share and per share amounts   Shares    Amount  capital   earnings    Shares      Amount      sation    of taxes   Equity
--------------------------------------- ---------------- --------- ------------ -------------------------------- ---------
Balance as of
   September 30, 1995        10,584,488   $106   $67,467   $23,842   (2,202,519) ($11,599)        $0          $2  $79,818
Net income                                                  11,260                                                 11,260
Exercise of stock options       125,801      1       571                138,270       504                           1,076
Repurchase of common stock                                             (398,900)   (3,799)                         (3,799)
Sale of treasury stock to
   equity plan                                       782                150,499       677                           1,459
Change in unrealized loss,
   net of taxes                                                                                             (225)    (225)
Stock issued under
   restricted stock plans,
   less amortization of $1                            22                  5,702        35        (56)                   1

Balance as of              ------------ ---------------- --------- ------------ ------------------------------   ---------
   September 30, 1996        10,710,289    107    68,842    35,102   (2,306,948)  (14,182)       (56)       (223)  89,590
                           ------------ ---------------- --------- ------------ ------------------------------   ---------
Net income                                                  14,932                                                 14,932
Exercise of stock options        83,399      1       839                 60,925        26                             866
Dividend declared
   ($.09 per share)                                           (774)                                                  (774)
Repurchase of common stock                                             (183,200)   (1,835)                         (1,835)
Sale of treasury stock to
   equity plan                                     1,104                191,296     1,221                           2,325
Change in unrealized gain,
   net of taxes                                                                                              160      160
Conversion of subordinated
   debentures at
   $13.57 per share              18,716              254                                                              254
Stock issued under
   restricted stock plans,
   less amortization of $95                          255                 54,436       355       (515)                  95
Other                                                 15                  3,766        25                              40

Balance as of              ------------ ---------------- --------- ------------ ------------------------------   ---------
   September 30, 1997        10,812,404    108    71,309    49,260   (2,179,725)  (14,390)      (571)        (63) 105,653
                           ------------ ---------------- --------- ------------ ------------------------------   ---------
Net income                                                  17,952                                                 17,952
Exercise of stock options        80,755      1       577                 32,444      (224)                            354
Dividend declared
   ($.16 per share)                                         (1,427)                                                (1,427)
Repurchase of common stock                                              (60,500)   (1,167)                         (1,167)
Sale of treasury stock to
   equity plan                                     1,421                 90,303       521                           1,942
Change in unrealized gain,
   net of taxes                                                                                               51       51
Stock issued under
   restricted stock plans,
   less amortization of $301                         601                 30,756       210       (510)                 301
Other                                               (942)               142,889       950                               8

Balance as of              ------------ ---------------- --------- ------------ --------- --------------------   ---------
   September 30, 1998        10,893,159   $109   $72,966   $65,785   (1,943,833) ($14,100)   ($1,081)       ($12)$123,667
                           ============ ================ ========= ===========================================   =========
See Notes to Consolidated Financial Statements.

                                                                   -37-

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
Basis of presentation
The consolidated financial statements include the accounts of The Advest Group, Inc. ("AGI") and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker/dealer and Advest Bank and Trust Company (the "Bank"), a federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, residential mortgage and consumer lending, trust and asset management.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All material intercompany accounts and transactions are eliminated. Certain 1997 and 1996 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation.
     Cash equivalents are defined as short-term, highly liquid investments with an original maturity of three months or less including amounts due from banks, federal funds sold and overnight time deposits. At September 30, 1998, federal funds sold were $6,050,000. There were no positions at September 30, 1997.

Loans
Loans are carried at their unpaid principal balances, and related interest is recognized as income when earned but only to the extent considered collectible. Generally loans are placed on a nonaccrual status when interest or principal is unpaid for ninety days or earlier if circumstances indicate collection is doubtful. The Company resumes the accrual of interest on a delinquent loan if, in the opinion of management, the borrower has demonstrated adequate financial resources and intent to meet the terms and conditions of the loan, and all payments are current. If a loan has been restructured during a period in which it was delinquent, or had sufficiently met the definition of a restructured troubled loan in any other regard, a loan would not be restored to accruing status until 1) adequate collateral coverage had been provided and 2) an appropriate period (minimum six months) has elapsed during which the restructured loan has performed according to the terms and conditions of the restructuring.
     Loan origination fees and direct costs related to origination are deferred and amortized into interest income over the contractual life of the loan, using the level yield method. When a loan is prepaid or sold, any remaining unamortized fees and costs are credited or charged to income at that time.
     Loans held for sale, usually mortgages, are carried at the lower of cost or market, as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, stratified based on their predominate risk characteristics, including loan type, amortization type (fixed or adjustable), and note rate. Gains and losses resulting from changes in carrying values are included in other income.
     Mortgage servicing rights are capitalized and the total cost of loans originated or acquired is allocated between the mortgage servicing rights and the mortgage loans (without the servicing rights) based on relative fair values. The face amount of loans being serviced by the Company was $34,770,000 and $59,167,000 as of September 30, 1998 and 1997,
respectively.

Allowance for loan losses
Management's determination of the adequacy of the allowance, established through charges against income, is based upon continuing evaluation of the risk characteristics of the loan portfolio, current economic and real estate market conditions, reviews of specific loans, estimates of current value of underlying collateral, changes in loan portfolio composition, the results of the most recent regulatory examination and other relevant factors. Loans are charged against the allowance when management believes that collection is unlikely. Any subsequent recoveries are credited to the allowance. The Company's reserves are available to absorb losses to the total loan portfolio as well as off-balance-sheet commitments, such as commitments to extend credit, guarantee and standby letters of credit.

Receivables from and payables to brokerage customers
Receivables from and payables to brokerage customers arise from cash and margin transactions executed by Advest on their behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. At September 30, 1998 and 1997, the reserve was $791,000 and $719,000, respectively. Included in payables to brokerage customers are free credit balances of $303,030,000 and $288,070,000 at September 30, 1998 and 1997, respectively. Advest pays interest on credit balances when the customer has indicated that the funds are for reinvestment purposes.

Securities loaned and borrowed
Securities loaned and borrowed are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral received or advanced, respectively. The fee received or paid by Advest is recorded as interest revenue or expense, respectively. The initial collateral advanced or received has a market value in excess of the market value of the underlying securities. The fair values of such securities at September 30, 1998 and 1997 approximate amounts owed.

Trading positions
Advest's trading securities and securities sold, not yet purchased are valued at market with unrealized gains and losses reflected in current period revenues from principal transactions and investment banking. Periodically, Advest receives stock warrants in connection with its investment banking activities.
     During fiscal 1998, retroactive to October 1, 1994, Advest adopted the accounting treatment for warrants as prescribed by Emerging Issue Task Force ("EITF") 96-11. Warrants are received in conjunction with Advest's investment banking activities and carried at their fair value which is determined using the BlackScholes model or another standard option
valuation technique.   The cumulative effect of adopting EITF 96-11 was an
$850,000 increase to retained earnings as of September 30, 1994. Financial statements for the years ended September 30, 1997 and 1996 have been restated to reflect the adoption of EITF 96-11.
     The Bank's trading securities consist of mortgage-backed securities, where certain bank loans held for sale have been securitized with government agencies on a servicing-retained basis. Servicing rights for loans sold are included in other assets. Gains or losses resulting from loan securitizations are included in other income and gains or losses resulting from the sale of securitized loans are included in principal transactions.

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

Depreciation and amortization
Equipment and leasehold improvements are carried at cost. Depreciation of equipment for financial accounting purposes is calculated primarily using the straight-line method and is based upon the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. At September 30, 1998 and 1997, accumulated depreciation and amortization were $41,848,000 and $37,215,000, respectively.
     The excess cost over the fair value of net assets of acquired companies is recorded as goodwill and is amortized on a straightline basis over periods between 15 and 40 years. At September 30, 1998 and 1997, the amount of goodwill reported in other assets is $5,624,000 and $5,874,000, respectively.

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

Derivative financial instruments
Advest uses derivatives (primarily financial futures contracts) solely to manage the risk associated with its municipal and corporate bond and mortgage-backed securities trading inventories. Derivative transactions are entered into when inventory levels exceed pre-determined thresholds specified in Advest's hedging policy, which was developed and is reviewed at least annually by the chief executive officer of the Company. Derivatives are considered off-balance-sheet instruments because their notional amounts are not recorded on the balance sheet. However, the fair values of Advest's futures contracts, which are based on quoted market prices, are reflected in the consolidated balance sheets within trading securities and the changes therein are reflected in the operating activities section of the consolidated statements of cash flows. Futures contracts are marked to market daily. Unrealized and realized gains and losses from the termination or sale of the futures contracts are reflected in revenue from principal transactions.
     The Bank enters into interest rate swap and cap contracts as part of its interest rate risk management strategy. Such instruments are held for purposes other than trading. These swaps and caps are intended to maintain a targeted level of net interest margin between the return on the Bank's interest-earning assets and the cost of funds. Interest income and interest expense arising from interest rate swap and cap contracts are recorded as components of accrued interest in the consolidated balance sheet, as components of cash flows from operating activities in the consolidated statements of cash flows, and as components of interest expense in the consolidated statements of earnings. In the unlikely event of perceived inability of a counterparty to meet the terms of a contract, the Bank would record interest income on a cash basis. Unamortized premiums paid on cap contracts are recorded as a component of deposits in the consolidated balance sheets, with amortization of such premiums reflected as a component of cash flows from operating activities in the consolidated statements of cash flows and as a component of interest expense in the consolidated statements of earnings.

Other accounting pronouncements
The Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas, and major customers. It also requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt these pronouncements in its 1999 fiscal year, as required. The Company does not expect their implementation to have a material impact on the presentation of the Company's financial condition, results of operations or cash flows.
     The FASB issued SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" in February 1998. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. The Company will adopt SFAS 132 in its 1999 fiscal year, as required, and does not expect its implementation to have a material impact on the Company's financial condition, results of operations or cash flows.
     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 in its 2000 fiscal year, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

Note 2: Loans
At September 30, 1998 and 1997, loans consisted of:

     In thousands                                 1998       1997
     --------------------------------------------------------------
     Advest Bank and Trust Company:
        Mortgages
        Commercial                            $ 12,533   $ 23,144
        Multi-family residential                 6,591      7,975
        1 - 4 family conventional residential   74,545     73,846
        Home equity credit                      73,877     77,860
          Commercial                             3,143      4,627
          Consumer                               9,650      3,732
        Advest Group, Inc.:
          Mortgages
             Commercial                             --      9,000
             1 - 4 family conventional
                 residential                       277        232
             Home equity credit                  1,936        127
          Other                                    243      1,102
                                              --------   --------
                                              $182,795   $201,645
                                              ========   ========

     Included in 1-4 family conventional residential loans are loans held for sale of $13,444,000, and $3,760,000 as of September 30, 1998 and 1997,
respectively. All other loans are classified as held for investment. For the years ended September 30, 1998, 1997 and 1996, securitizations of loans were $1,116,000, $3,684,000 and $27,307,000 respectively, approximating
1.12%, 11.34%, and 62.07%, respectively, of residential mortgage originations. All securitizations were with FNMA on a servicing-retained basis. There were no securitizations of loans resulting in mortgage-backed securities classified as trading at September 30, 1998 and 1997. The balance of securitizations involved concurrent cash sales.
     The Company maintains an allowance for potential loan losses and asset devaluation. For the three years in the period ended September 30, 1998, activity in the allowance for loan losses was as follows:

 In thousands                                1998      1997       1996
 ----------------------------------------------------------------------
 Balance at the beginning of the year      $2,479    $2,398     $2,334
 Provisions                                   170       671      1,022
 Charge-offs                                (457)     (838)    (1,249)
 Recoveries                                    75       248        291
                                           ------    ------     ------
 Balance at the end of the year            $2,267    $2,479     $2,398
                                           ======    ======     ======

     Nonperforming assets include nonaccruing loans, loans ninety days past due and accruing interest, loans renegotiated at other than prevailing market terms and Other Real Estate Owned ("OREO"). OREO is included in other assets in the consolidated balance sheets. All other nonperforming assets are classified as loans. It is management's policy to reverse all uncollected interest at the time a loan is placed on nonaccrual. Interest forgone on nonaccrual and restructured loans of the Bank was $736,000, $576,000 and $297,000 for the years ended September 30, 1998, 1997 and 1996, respectively. As of September 30, 1998, no additional funds were committed to clients whose loans have been restructured or were nonperforming. At September 30, 1998 and 1997, nonperforming assets were comprised of:

  In thousands                                  1998         1997
  ----------------------------------------------------------------
  Advest Bank and Trust Company:
     Nonaccrual loans                         $2,478      $ 4,135
     OREO, net                                    --        1,046
     Loans accruing and past due > 90 days       185           --
  Advest Group, Inc.:
     Nonaccrual loans                            138        9,326
     OREO, net                                    --          159
     Other                                       750          750
                                              ------      -------
                                              $3,551      $15,416
                                              ======      =======
  Nonperforming assets as a percentage
     of loans and OREO                          1.9%         7.6%
                                              ======      =======
  Nonperforming assets as a percentage
     of total assets                            0.3%         1.4%
                                              ======      =======

     At September 30, 1998 and 1997, respectively, $862,000 and $3,274,000, of loans were classified as impaired. A loan is considered impaired if it is probable that the Company will be unable to collect scheduled payments according to the terms of the loan agreement. Impaired loans as of September 30, 1998 and 1997 were all classified as nonaccrual. There were no loans for which potential credit problems may lead to future nonaccrual status or possible charge-off at September 30, 1998 and 1997.
     Impaired assets requiring a specific impairment reserve as of September 30, 1998 and 1997 were $446,000 and $1,368,000, respectively, with related allowances for credit losses of $46,000 and $65,000, respectively. The average recorded investments in impaired loans were $1,978,000 and $4,582,000 during fiscal 1998 and 1997, respectively. Income recognized for loans classified as impaired was $1,000, $288,000, and $292,000 during fiscal 1998, 1997, and 1996, respectively. All impaired loans were classified as loans held for investment.

Note 3: Trading Positions
At September 30, 1998 and 1997, trading positions consisted of:

                                                        Securities sold,
                                Trading securities     not yet purchased
                                ------------------    ------------------
In thousands                        1998      1997        1998      1997
------------------------------------------------------------------------
Corporate obligations           $196,029   $55,546     $89,641   $32,298
State and municipal obligations   23,323    24,627         526     1,402
U.S. government and agency
     obligations                   4,041    10,559      57,566    16,244
Mortgage-backed securities        11,562        --         408        --
Stocks and warrants                6,726     6,887       1,048     2,169
                                --------   -------    --------   -------
                                $241,681   $97,619    $149,189   $52,113
                                ========   =======    ========   =======

Note 4: Investment Securities
As of September 30, 1998, the amortized cost and fair values of debt securities, by contractual maturity, were:

                                Available for sale      Held to maturity
                               -------------------   -------------------
                               Amortized      Fair   Amortized      Fair
In thousands                        cost     value        cost     value
-------------------------------------------------------------------------
Due in one year or less           $   --    $   --     $11,900   $11,900
Due after one year through
     five years                       --        --       1,000     1,000
Due after ten years                1,990     1,990       5,876     6,011
                                  ------    ------     -------   -------
                                  $1,990    $1,990     $18,776   $18,911
                                  ======    ======     =======   =======

     For the three years ended September 30, 1998, 1997 and 1996, proceeds from the sale of securities available for sale were $42,853,000, $4,871,000 and $26,290,000, respectively, and gross gains realized were $66,000, $11,000 and $115,000, respectively. Gross losses realized were $2,000 and $82,000 for 1998 and 1997, respectively, and there were no gross losses realized for 1996. The amortized cost and fair values of the Company's available for sale securities at September 30, 1998 and 1997 were:

                                              Gross unrealized
                                 Amortized    ----------------      Fair
     In thousands                     cost     gains    losses     value
-------------------------------------------------------------------------
1998
     FHLB stock                    $ 2,270       $--     $  --   $ 2,270
     Mortgage-backed securities      1,990        --        --     1,990
     Other                           7,542         9      (24)     7,527
                                   -------       ---     -----   -------
                                   $11,802       $ 9    $ (24)   $11,787
                                   =======       ===     =====   =======

1997
     FHLB stock                    $ 2,270       $--     $  --   $ 2,270
     Mortgage-backed securities      9,066        49     (157)     8,958
     Other                           2,740        25      (15)     2,750
                                   -------       ---     -----   -------
                                   $14,076       $74    $(172)   $13,978
                                   =======       ===     =====   =======

  There were no sales of held to maturity securities during the three years in the period ended September 30, 1998. The amortized cost and fair values of the Company's held to maturity securities at September 30, 1998 and 1997 were:

                                              Gross unrealized
                                 Amortized   -----------------      Fair
In thousands                          cost     gains    losses     value
-------------------------------------------------------------------------
1998
     Mortgage-backed securities    $ 5,876      $135     $  --   $ 6,011
     U.S. government and agency
         obligations                12,400        --        --    12,400
     Other                             500        --        --       500
                                   -------      ----     -----   -------
                                   $18,776      $135     $  --   $18,911
                                   =======      ====     =====   =======

1997
     Mortgage-backed securities $ 8,002 $ 3 $(123) $ 7,882 U.S. government and agency
         obligations                12,532        --        17    12,549
     Other                             500        --        --       500
                                   -------      ----     -----   -------
                                   $21,034      $  3    $(106)   $20,931
                                   =======      ====     =====   =======

Note 5: Deposits
Pursuant to the FDIC Improvement Act ("FDICIA"), banks are subject to rules limiting brokered deposits and related interest rates. The Bank meets the conditions of such rules to be deemed a "well capitalized" bank and as such may accept brokered deposits without restriction. At September 30, 1998 and 1997, deposits at the Bank consisted of:

        In thousands                   1998               1997
        -------------------------------------------------------
        Money market               $ 91,785           $107,499
        Certificates of deposit      79,190             61,673
        Savings                          99                411
        -------------------------------------------------------
                                   $171,074           $169,583
        =======================================================

Note 6: Short-term Borrowings
In the ordinary course of business, primarily to facilitate securities settlements and finance margin debits and trading inventories, Advest obtains bank loans which are collateralized by its trading securities and customers' margin securities. The loans are payable on demand and bear interest based on the federal funds rate. At September 30, 1998 and 1997, Advest had $124,001,000 and $32,001,000, respectively, in firm loans outstanding. The weighted average interest rate on bank loans outstanding at September 30, 1998 and 1997, was 5.81% and 5.85%, respectively, and the weighted average interest rates during fiscal 1998 and 1997 were 5.87% and 5.82%, respectively.
     Short-term borrowings of the Bank consisted primarily of the current portion of advances from the FHLB. At September 30, 1998, borrowings totaled $10,500,000 at rates from 5.53% to 6.58%. At September 30, 1997, borrowings totaled $29,250,000 at rates from 5.61% to 7.17%. The Bank's borrowings with the FHLB are collateralized by its holdings of FHLB stock as well as otherwise unencumbered mortgage loans and investment securities. The advances are subject to prepayment penalties, which are intended to make the FHLB indifferent to the prepayment and are approximately equivalent to settlement of the obligations at their current fair value.
     AGI's short-term borrowings at September 30, 1998 and 1997, were $261,000 and $245,000, respectively, representing the current portion of a promissory note due in 2000. Refer to Note 7 for additional information.

Note 7: Long-term Borrowings
Long-term borrowings of the Bank were $6,000,000 and $5,750,000 as of September 30, 1998 and 1997, respectively, and represent the noncurrent portion of FHLB advances. The borrowings are collateralized in the same manner as short-term borrowings. As of September 30, 1998, the interest rates and maturities of outstanding borrowings were:

     In thousands                   Interest rates          Amount
     --------------------------------------------------------------
     Year ending September 30, 1999     6.27%-6.68%         $3,500
     Year ending September 30, 2001     6.73%                1,500
     Year ending September 30, 2002     4.99%                1,000
                                                            ------
                                                            $6,000
                                                            ======

     On December 27, 1996, AGI entered into a private placement transaction with three institutional investors. AGI borrowed $35,000,000 on an unsecured basis and received an investment grade rating. Under the terms of the note, the principal is payable in 5 equal installments with payments due on December 31, 1999 and on the last day of each December thereafter through and including December 31, 2003. The note bears interest at the rate of 7.95% per annum payable semiannually on the last day of June and December.
     On November 1, 1995, AGI signed a promissory note with a third party lender for $1,250,000 due November 1, 2000. Under the terms of the note, the principal is payable in 60 equal monthly installments at an interest rate of 6.25%.
     At September 30, 1998 and 1997, total long-term borrowings of AGI were $35,308,000 and $35,571,000, respectively.

Note 8: Common Stock
As of October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share". Its implementation did not have a material impact on the Company's computation of earnings per share.
     Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common stockholders by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. The diluted calculations for fiscal 1997 and 1996 assume full conversion of the Company's outstanding subordinated debentures into common stock and elimination of the related interest expense, net of taxes, for the periods outstanding. The debentures were retired in January 1997.
     The following table provides the calculation of net income per commonshare for the years ended September 30, 1998, 1997, and 1996:

In thousands, except per share amounts   1998      1997      1996
------------------------------------------------------------------
Net income                            $17,952   $14,932   $11,260
                                      =======   =======   =======
Average number of common shares
   outstanding during the period        8,877     8,512     8,426
Adjustments:
   Contingently issuable shares         (726)     (469)     (223)
                                      -------   -------   -------
Average number of common
   shares outstanding                   8,151     8,043     8,203
                                      =======   =======   =======
Basic net income per common share       $2.20     $1.86     $1.37
                                      =======   =======   =======

In thousands, except per share amounts   1998      1997      1996
------------------------------------------------------------------
Net income                            $17,952   $14,932   $11,260
Interest expense
   on debentures, net                      --       249       814
                                      -------   -------   -------
Net income applicable to
   common stock                       $17,952   $15,181   $12,074
                                      =======   =======   =======

Average number of common shares
   outstanding during the period        8,877     8,512     8,426
Adjustments:
   Exercise of stock options              467       366       322
   Conversion of debentures                --       466     1,515
                                      -------   -------   -------
Average number of common
   shares outstanding                   9,344     9,344    10,263
                                      =======   =======   =======
Diluted net income per common share     $1.92     $1.62     $1.18
                                      =======   =======   =======

     Under a common stock repurchase program instituted in August 1990, the Board of Directors authorized the purchase of up to 3,000,000 shares. In September, 1998, the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of its common stock. During the years ended September 30, 1998 and 1997, 60,500 and 183,200 shares, respectively, were acquired for a total of 2,756,777 shares repurchased since the start of the program.
     The payment of dividends on the Company's common stock is subject to
(1) the availability of funds from Advest, which may be restricted under the net capital rule of the SEC and the New York Stock Exchange ("NYSE"), and from the Bank, which is subject to minimum bank regulatory requirements, and (2) a Note Purchase Agreement dated as of December 27, 1996 with a consortium of third party institutional investors. Such restrictions have never curtailed the Company's ability to declare dividends.
     In 1988, the Board of Directors of the Company adopted a shareholder rights plan. The plan provides for the distribution of one common stock purchase right for each outstanding share of common stock of the Company. In March 1998, the Board of Directors adopted an amendment to the plan extending the term of the rights, increasing their exercise price, and making other changes to the plan. After giving effect to this amendment, each right entitles the holder, following the occurrence of certain events, to purchase one share of common stock at a purchase price of $60 per share subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which either a person or group of affiliated persons acquires, or commences a tender offer to acquire 20% or more of the Company's common stock or a person or group of affiliated persons acquires 15% of the Company's common stock and is determined by the Board of Directors to be an "Adverse Person." Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances, a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring company at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in October 2008 unless earlier redeemed or exchanged by the Company.
     The Company has 2,000,000 shares, $.01 par value, preferred stock which was authorized by shareholders in 1988. The Board of Directors has full discretion with respect to designating and establishing the terms of each class or series of preferred stock prior to its issuance. No preferred stock has been issued to date.

Note 9: Stock Option Plans
1993 Stock Option Plan
The Company's 1993 Stock Option Plan (the "1993 Plan"), established during fiscal 1994, provides for grants of incentive stock options or nonqualified stock options for up to 500,000 shares of the Company's common stock. At September 30, 1998, options for 379,482 shares had been granted of which 330,228 options were outstanding. Option grants under the 1993 Plan are made at the discretion of the Human Resources Committee of the Board of Directors and become exercisable at such times (but not within six months of grant) and expire at such time (but not later than ten years after grant), as that committee determines.

1994 Non-Employee Director Stock Option Plan
The Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), established during fiscal 1995, as amended, provides for annual grants of 2,500 incentive stock options to each director not employed by the Company up to an aggregate of 100,000 options for all directors. At September 30, 1998, options for 57,000 shares had been granted, of which 48,500 options were outstanding. Options granted under the 1994 Plan become exercisable in equal thirds 30, 42 and 54 months after grant and expire 60 months after the grant.

Prior Stock Option Plan
At September 30, 1998, the Company had outstanding an aggregate of 6,432 nonqualified stock options granted to top investment executives under a performance-based plan offered in calendar 1992, which become exercisable five years after grant and expire one year thereafter.

Advest Equity Plans
Since 1995, the Company has offered the Advest Equity Plans (the "Equity Plan") to certain eligible employees. The Equity Plan is a salary deferral investment program and is described in more detail in Note 10. For deferrals during calendar 1998 through June 30, 1998, 44,251 options were granted and additional options will be granted based on deferrals from June 30, 1998 through December 31, 1998. For deferrals during calendar 1997 and 1996, respectively, 111,020 and 155,125 options were granted. Options granted under the equity plans are nonqualified stock options which will become exercisable five years after the end of the plan year and expire two years later.

Exercise Price of Options
All options granted by the Company to date, or which may be granted under all plans, have or will have exercise prices not less than 100% of the fair market value of the Company's common stock on the date of grant.
     The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings would have been the proforma amounts indicated below:

     In thousands                          1998      1997
     -----------------------------------------------------
     Net earnings
          As reported                   $17,952   $14,932
          Pro forma                      17,573    14,736

     Basic earnings per share
          As reported                     $2.20     $1.86
          Pro forma                        2.16      1.83

     Diluted earnings per share
          As reported                     $1.92     $1.62
          Pro forma                        1.88      1.60
     -----------------------------------------------------

     Pro forma compensation expense associated with option grants is recognized over the vesting period. The initial impact of applying SFAS 123 on pro forma disclosure is not representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of 1996, 1997, 1998, and subsequent grants.
     Transactions under the Company's stock option plans are summarized below:

                                      Number of        Weighted-average
                                         shares         exercise price
     ------------------------------------------------------------------
     Options outstanding at
        September 30, 1995              798,643             $4.52
           Granted                      431,818              9.03
           Forfeited                    (1,244)              5.21
           Exercised                  (327,148)              2.84
     Options outstanding at
        September 30, 1996              902,069              7.29
           Granted                      172,838             15.70
           Forfeited                   (22,249)              8.42
           Exercised                  (186,674)              5.38
     Options outstanding at
        September 30, 1997              865,984              9.35
           Granted                      127,533             26.13
           Forfeited                   (14,031)              6.51
           Exercised                  (144,506)             12.45
                                       --------            ------
     Options outstanding at
        September 30, 1998              834,980            $12.34
                                       ========            ======

     At September 30, 1998, 1997 and 1996, options were exercisable on 151,348, 145,987 and 116,537 shares, respectively, and the weighted average exercise price were $6.84, $5.87 and $5.63, respectively.
     The weighted-average fair value of options granted in 1998, 1997, and 1996 is $10.16, $6.67 and 3.72 per option, respectively. Fair value is estimated as of the grant date based on a BlackScholes option pricing model using the following weighted-average assumptions:

                                          1998      1997      1996
          ------------------------------------------------------------
          Risk-free interest rate        5.59%     6.33%     5.67%
          Expected life                  5.19 yrs  5.41 yrs  4.90 yrs
          Expected volatility           36.00%    36.00%    36.00%
          Dividend yield                 0.79%     0.46%       --%

     The following table summarizes information related to outstanding and exercisable options at September 30, 1998:
                      Options outstanding            Options exercisable
                --------------------------------    ---------------------
                          Weighted-   Weighted-                Weighted-
                            average     average                  average
                Number of  exercise   remaining      Number of  exercise
Exercise prices    shares     price        life         shares     price
--------------------------------------------------------------------------
$5.13-$6.00       156,680     $5.92    1.36 yrs        105,512     $5.90
$8.50-$9.50       316,597      8.79    3.28 yrs         45,836      9.03
$10.25-$11.38     175,456     10.65    5.09 yrs             --        --
$22.63-$30.00     186,247     25.37    6.19 yrs             --        --
                  -------    ------    --------        -------     -----
Total             834,980    $12.34    3.95 yrs        151,348     $6.84
                  =======    ======    ========        =======     =====

Note 10: Employee Compensation and Benefit Plans
Advest Thrift Plan
The Company maintains the Advest Thrift Plan (the "Thrift Plan") which is a qualified employee stock ownership plan ("ESOP") and 401(k) plan covering all employees who have completed one year of service. The Company matches 100% of participants' contributions to their Thrift Plan accounts up to 2% of compensation. In addition, the Company has made or will make discretionary contributions to participants' Thrift Plan accounts equal to 2.5% of their compensation for each of the three calendar years ended December 31, 1998. Contribution expense for fiscal 1998, 1997 and 1996 was $4,324,000, $3,900,735 and $3,610,731, respectively. No ESOP contributions have been made by the Company since 1993.

Defined Benefit Plans
The Company's Account Executive Nonqualified Defined Benefit Plan (the "AE Defined Benefit Plan"), effective October 1, 1992, offers certain high performing investment executives retirement benefits based upon a formula reflecting their years of service, the gross commissions they generate and Company contributions to their Thrift Plan 401(k) accounts.
     The Company's Executive Nonqualified Post-Employment Income Plan (the "Executive Defined Benefit Plan"), effective October 1, 1993, provides certain senior executives with income for 10 years after retirement equal to a percentage of their final average earnings based upon a formula reflecting years of service, assumed social security benefits and Company contributions to certain other benefit plans on the executive's behalf.
     Although the AE Defined Benefit Plan and the Executive Defined Benefit Plan are considered to be "unfunded," assets have been set aside in revocable trusts for each to fund future payments. These trusts are available to general creditors of the Company in the event of liquidation. The fair value of these trusts, which are included in trading securities and other assets, at September 30, 1998 was $9,898,000, which was more than the projected benefit obligation by $212,000.
     The following table sets forth the status of the AE Defined Benefit Plan and Executive Defined Benefit Plan as well as amounts recognized in the Company's consolidated financial statements at September 30, 1998 and 1997:

      In thousands                              1998      1997
      ---------------------------------------------------------
      Actuarial present value of benefit obligations:
         Vested                               $  100    $   38
         Non-vested                            7,814     5,607
                                              ------    ------
      Accumulated benefit obligation           7,914     5,645
      Effect of projected future
         compensation levels                   1,772     1,737
                                              ------    ------
      Projected benefit obligation             9,686     7,382
      Unrecognized net loss                  (1,044)     (354)
      Unrecognized prior service cost          (424)     (476)
                                              ------    ------
      Accrued pension liability               $8,218    $6,552
                                              ======    ======

     Pension expense for the plans for the three years in the period ended September 30, 1998 is included in the following components:

       In thousands                 1998         1997            1996
       ---------------------------------------------------------------
       Service cost                $1,166      $1,369          $1,257
       Interest cost                  558         408             288
       Net amortization and deferral   60          23              65
                                   ------      ------          ------
       Net benefit costs           $1,784      $1,800          $1,610
                                   ======      ======          ======

     The following table provides the assumptions used in determining the projected benefit obligation for the plans for the three years in the period ended September 30, 1998:

                                                 1998      1997      1996
--------------------------------------------------------------------------
Weighted average discount rate                   6.50%     7.25%     7.50%
Rate of increase in future compensation levels    5.0       5.0       5.0

Equity Plans
Since calendar 1995, the Company has offered the Equity Plan to certain top performing investment executives and designated key employees. The Advest Equity Plan allows those employees to defer a portion of their compensation and invest it on a pre-tax basis in units consisting of one share of the Company's common stock and one option to purchase an additional share of common stock. The share portion of the unit is issued monthly from treasury stock and will be restricted for three years after the year of deferral. The option portion is described under Note 9. Both the restricted stock and options will be subject to forfeiture under certain circumstances. Since calendar 1995, the Company has offered substantially similar plans to executive officers.

Management Incentive Plan
The Company has a Management Incentive Plan (the "MIP") which provides for incentive compensation to salaried employees. Compensation presently is based on the Company's pre-tax income. During fiscal 1998, 1997 and 1996, MIP compensation was $2,812,000, $2,462,000 and $2,338,000, respectively. For fiscal 1996, any MIP award to an executive officer in excess of 150% of the amount of the MIP award for the prior fiscal year was invested in restricted shares of the Company's common stock.

Restricted Stock
Restricted stock awards are made, and shares issued, to certain key employees without cash payment by the employee. The shares are restricted for a vesting period, generally five years from the award date. Certain key employees were awarded, net of forfeitures, 28,937 and 54,436 shares of restricted stock, with a fair value of $770,000 and $610,000, during 1998 and 1997, respectively. As of September 30, 1998, stock awards for 89,075 shares were outstanding, with restrictions expiring at various dates through 2003. The deferred cost of the restricted stock awards is amortized on a straight-line basis.
     Under employment agreements with certain key employees, a portion of their compensation is invested in restricted shares of the Company's stock on a discounted basis. Under these arrangements, during fiscal 1998, 1,819 shares were issued with a fair value of $41,000, at discounts ranging from 75% to 80% of fair market value. These shares are subject to forfeiture if certain conditions are not met.

Note 11: Capital and Regulatory Requirements
Advest is subject to the net capital rule adopted and administered by the NYSE and the SEC. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. As of September 30, 1998, Advest's regulatory net capital of $65,371,000 was 13.93% of aggregate debit balances and exceeds required net capital by $55,985,000.
     Advest maintains separate accounts for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c33, as determined by periodic computations. The rule allows Advest to maintain the required amounts in cash or qualified securities.
     Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. With its conversion to a federal charter during fiscal 1997, the Bank is required to limit annual dividends to a percentage of retained net income of the most recent four-quarter period, as defined. No dividends were declared or paid by the Bank in fiscal 1998 or 1997. At September 30, 1998, the Bank's Tier 1 leverage capital, Tier 1 risk-based, and total risk-based capital ratios were 7.61%, 9.58% and 10.83%, respectively, which met all regulatory requirements for well capitalized banks.

Note 12: Income Taxes
The provision for income taxes for the three years ended September 30, 1998 consisted of the following:

     In thousands                        1998      1997      1996
     -------------------------------------------------------------
     Current:
         Federal                      $12,280   $ 7,549    $5,893
         State and local                3,866     2,453     3,270
                                      -------   -------    ------
                                       16,146    10,002     9,163
                                      -------   -------    ------
     Deferred:
         Federal                      (3,436)       803     (155)
         State and local              (1,233)     (429)     (161)
                                      -------   -------    ------
                                      (4,669)       374     (316)
                                      -------   -------    ------
     Provision for income taxes       $11,477   $10,376    $8,847
                                      =======   =======    ======

     At September 30, 1998 and 1997, deferred tax assets and liabilities were comprised of:

     In thousands                               1998      1997
     ----------------------------------------------------------
     Deferred tax assets:
         Provision for credit losses and
            asset devaluation                $ 3,720    $2,709
         Employee benefits                     5,503     5,156
         FAS115 losses                             9        35
         State NOL carryforwards                 444     1,069
         Valuation allowance - state taxes        --     (499)
         Other                                   375        46
                                             -------    ------
     Total deferred tax assets               $10,051    $8,516
                                             =======    ======

     Deferred tax liabilities:
         Tax loan loss reserve in
            excess of base year              $   414    $  528
         Depreciation                            914     1,430
         Investment income                        70       168
         Partnership basis difference          1,500     2,487
         Other                                 1,077     2,470
                                             -------    ------
     Total deferred tax liabilities          $ 3,975    $7,083
                                             -------    ------
     Net deferred tax asset                  $ 6,076    $1,433
                                             =======    ======

     The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. Accordingly, at September 30, 1998 and 1997, the Company has recorded no valuation allowance against federal and state deferred tax assets based on reversals of existing taxable amounts and anticipated future earnings. At September 30, 1997 a state valuation reserve was established to cover state net operating loss carryforwards which were not expected to be realized due to short carryforward time periods. At September 30, 1998, state net operating loss carryforwards were approximately $8,500,000 which expire in various years between 1999 and 2000.

    A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows for the three years ended September 30, 1998 follows:

     Percent of pre-tax income             1998      1997       1996
     -----------------------------------------------------------------
     Statutory income tax rate             35.0%     35.0%      35.0%
     State and local income taxes,
        net of federal tax effect           6.9       6.9        9.8
     Recognition of state net
        operating losses                   (1.1)     (1.5)        --
     Tax-exempt interest income            (1.1)     (1.5)      (1.6)
     Intangible assets                      0.3       0.4        0.4
     Other                                 (1.0)      1.7        0.4
                                           -----     -----      -----
     Effective income tax rate             39.0%     41.0%      44.0%
                                           =====     =====      =====

     Effective fiscal 1997, the Bank changed its tax bad debt method to the specific charge-off method in accordance with provisions of the Small Business Job Protection Act. The change in method resulted in taxable income of approximately $1,485,000 representing the excess of the Bank's tax bad debt reserve at September 30, 1996 over the reserve that arose in tax years beginning before December 31, 1987 (base year reserve). Generally, the income is being recognized ratably over a six year period. Accordingly, the deferred tax liability resulting from the change in method is approximately $414,000 and $528,000, at September 30, 1998 and 1997, respectively.
     As of September 30, 1998, the Bank has not recorded a deferred tax liability for its base year reserve of $2,155,000. An income tax liability could be incurred if certain excess distributions were made with respect to the Bank's stock. It is not anticipated that such excess distributions would be made.

Note 13: Commitments and Contingencies
Leases
The Company conducts all of its operations from leased premises, and leases data processing and communications equipment under noncancelable operating leases primarily varying from one to ten years, with certain renewal options for similar terms. Minimum rentals based upon the original terms (excluding taxes, insurance and maintenance expenses which also are obligations) at September 30, 1998 are (in thousands):

                                        Data processing
     Fiscal year ended       Office    & communications
     September 30,       facilities           equipment     Total
     -------------------------------------------------------------
     1999                   $ 7,771           $1,303      $ 9,074
     2000                     7,557              851        8,408
     2001                     7,197              823        8,020
     2002                     5,990              412        6,402
     2003                     5,129               --        5,129
     2004 and thereafter     10,521               --       10,521
                            -------           ------      -------
                            $44,165           $3,389      $47,554
                            =======           ======      =======

     Rental expense under these leases was $9,637,000, $9,338,000 and $8,928,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

Loan guarantees and letters of credit
At September 30, 1998 and 1997, Advest was contingently liable under bank letter of credit agreements in the amount of $3,335,000 and $1,835,000, respectively, which are collateralized by securities held in customer accounts.
     At September 30, 1998 and 1997, the Bank and AGI were contingently liable under standby letters of credit and commitments to extend credit to customers in the amount of $101,675,000 and $88,800,000, respectively. The value of collateral required to be held for letter of credit commitments as of September 30, 1998 ranges from 0% to 1639% of individual commitments with a weighted average of 207%.

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

Year 2000
Costs associated with achieving Year 2000 readiness are expensed as incurred and consist primarily of compensation and benefits expense of employees dedicated to the Year 2000 project. Management does not expect that ongoing costs associated with Year 2000 compliance will have a material impact on the Company's financial condition, results of operations or cash flows.

Note 14: Financial Instruments With Off-Balance-Sheet Risk
In the normal course of business, Advest executes, settles and finances customer and proprietary securities transactions. These activities may expose Advest to off-balance-sheet risk in the event that customers or other parties are unable to fulfill their contractual obligations.
     In accordance with industry practice, Advest records securities transactions executed on behalf of its customers on settlement date which is generally three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, Advest may be required to purchase or sell securities at unfavorable market prices.
     Customer securities activities, including the sale of securities not yet purchased ("short sales"), are transacted on either a cash or margin basis. For margin transactions, in which Advest extends credit to customers, it seeks to control its risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Advest monitors required margin levels daily and requests customers to deposit additional collateral or liquidate securities positions when necessary. Such transactions expose Advest to off-balance sheet risk in the event margin requirements are not sufficient to cover customer losses.
     Advest's collateralized financing activities require it to pledge customer securities as collateral for various secured financing sources such as bank loans and securities loaned. In the event the counterparty is unable to meet its contractual obligations, Advest may be exposed to the off-balance-sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustment of collateral levels as needed.
     Advest has sold securities that it does not currently own and will therefore be obligated to purchase such securities at prevailing market prices in the future. These obligations are recorded in the financial statements at the market values of the related securities and Advest will incur a loss if the market value of the securities increases.
     Advest seeks to manage the interest rate risk associated with its municipal bond inventories by entering into derivative transactions, principally short-term futures contracts. The average fair value of futures contracts during the years ended September 30, 1998 and 1997 were $797,325 and $875,752, respectively. Net trading profits (losses) of $(162,000), $(76,000) and $20,000 were realized in 1998, 1997 and 1996, respectively. At September 30, 1998, Advest had no open positions. At September 30, 1997, Advest had only nominal open positions. Advest hedges its taxable fixed income positions by taking short positions in like products with similar maturities as well as U.S. treasuries.
     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments as it does for existing loans and management believes that the Bank controls the risk of these financial instruments through credit approvals, limits and monitoring procedures. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on credit evaluation of its customer. Collateral held varies but may include income producing commercial properties, accounts receivable, inventory and property, plant and equipment.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of customers to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in standing loan facilities to customers. The Bank holds real estate and marketable securities as collateral supporting those commitments for which collateral is deemed necessary.
     The Bank enters into interest rate swap and cap contracts as part of its interest rate risk management strategy. The notional values do not represent direct credit exposures. The Bank's credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction which is generally netted and paid quarterly.

    The following table illustrates the Bank's outstanding swap and cap contracts at September 30, 1998:

                                Maturities
                            ------------------       Balance   Balance
In thousands                   1999      2001        9/30/98   9/30/97
-----------------------------------------------------------------------
Fixed pay interest rate swaps:
  Notional value             $5,000    $   --        $ 5,000   $10,000
  Weighted average
    receive rate             5.688%       --%         5.688%    5.719%
  Weighted average
    pay rate                 7.090%       --%         7.090%    7.940%

Interest rate caps:
  Notional value             $   --    $5,000        $ 5,000   $ 5,000
  Strike rate                   --%    6.000%         6.000%    6.000%
  Unamortized premium        $   --      $128        $   128   $   167

Total notional value         $5,000    $5,000        $10,000   $15,000

     In the absence of these interest rate swaps, net interest income would have been higher by approximately $126,000, $233,000 and $441,000 in 1998, 1997 and 1996, respectively. In the absence of these cap contracts, net interest income would have been higher by approximately $39,300, $75,000, and $57,000 in 1998, 1997 and 1996, respectively.

Note 15: Concentrations of Credit Risk
Advest generally conducts business with brokers and dealers located in the New York metropolitan area that are members of the major securities exchanges. Advest's clients are predominantly retail investors located throughout the United States but primarily in the Northeast and Florida. Advest's activities primarily involve collateralized arrangements and may result in credit exposure if the counterparties do not fulfill their obligations. Advest's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations.
     When entering into interest rate swap and cap agreements, the Bank is subject to the risk of dealing with counterparties and their ability to meet the terms of the contracts. The Bank enters into swap and cap contracts with counterparties that are either highly rated by recognized rating agencies or are federal agencies. The Bank minimizes the credit risk by performing credit reviews on the swap counterparties and minimizes the interest rate risk by its asset and liability management policies.

Note 16: Related Parties
As of September 30, 1998 and 1997, loans to related parties made by the Bank totaled approximately $2,556,000 and $3,585,000, respectively. There were approximately $1,721,000 of new loans and advances and $2,750,000 of net repayments during 1998. Related parties include directors and executive officers of the Company, and their respective affiliates in which they have a

10% or more interest. Such loans were made in the ordinary course of business. As of September 30, 1998, all loans to related parties were performing.

Note 17: Fair Value of Financial Instruments
Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation. Where current exchange prices are not available, other valuation techniques are used, such as discounting the expected future cash flows. Fair value estimates are subjective and depend on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. In addition, a wide range of valuation techniques are permitted, making comparisons difficult, even between similar entities. The fair value of other financial assets and liabilities (consisting primarily of receivable from and payable to brokers and dealers, customers, securities borrowed and loaned) are considered to approximate the carrying value due to the short-term nature of the financial instruments.
     For residential one to four family real estate mortgages, fair value is estimated using quoted market prices for similar loans, adjusted for differences in loan characteristics. For multi-family mortgages, commercial real estate loans and commercial and consumer loans, fair value is estimated by discounting the expected future cash flows using the current rates at which similar loans would be originated to borrowers with similar credit ratings for comparable remaining maturities. Fair values for fixed rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities. The fair value of advances from the FHLB, including the current portion, are estimated using rates which approximate those currently being offered by the FHLB for advances with similar remaining maturities. The fair value of interest rate swap and cap agreements are obtained from quoted market prices and dealer quotes. These values represent the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties.
  The fair values of the Company's financial instruments at September 30, 1998 and 1997 are:

                                   1998                1997
                           ------------------  ------------------
                           Carrying      Fair  Carrying      Fair
   In thousands              amount     value    amount     value
   ---------------------------------------------------------------
   Financial assets:
      Loans, net           $180,528  $181,249  $199,166  $202,103
      Investment securities  30,563    30,698    35,012    34,909

   Financial liabilities:
      Deposits              171,074   171,973   169,583   169,747
      Short-term borrowings 134,762   134,804    61,496    61,544
      Long-term borrowings   41,308    41,834    41,321    41,273

                           Notional      Fair  Notional      Fair
   In thousands              amount     value    amount     value
   ---------------------------------------------------------------
   Unrecognized financial instruments:
      Fixed pay interest-
         rate swaps          $5,000     $(92)   $10,000    $(163)
      Interest rate caps      5,000        14     5,000       114
      Commitments to extend
         credit           (100,814)      (28)  (87,922)         6
      Standby letters of
         credit             (4,196)      (17)   (2,193)       (3)

Note 18: Segment Reporting
The Company operates principally in the financial services and banking industries. Operations in the financial services industry include agency transactions, principal transactions, investment banking, asset management and consulting. The banking operations include residential mortgage lending, trust services and investment of funds generated from borrowings and customer deposits. Financial information by industry segments for the three years in the period ended September 30, 1998 are summarized as follows:

                           Financial
In thousands                services   Banking     Other  Consolidated
-----------------------------------------------------------------------
1998
Total revenues              $304,276   $16,479    $4,473    $  325,228
Operating income              27,797       782       850        29,429
Identifiable assets          998,266   208,579    26,426     1,233,271
Capital expenditures           3,885       137        --         4,022
Depreciation and amortization  9,409       537     (152)         9,794

1997
Total revenues              $272,967   $16,925    $1,315    $  291,207
Operating income (loss)       27,310       720   (2,722)        25,308
Identifiable assets          814,149   222,014    42,676     1,078,839
Capital expenditures           4,235       377         4         4,616
Depreciation and amortization  8,230       364      (68)         8,526

1996
Total revenues              $239,030   $19,324    $1,548    $  259,902
Operating income (loss)       21,643     1,074   (2,610)        20,107
Identifiable assets          712,844   219,245    33,756       965,845
Capital expenditures           5,573       344        14         5,931
Depreciation and amortization  7,694       332       196         8,222

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of The Advest Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Advest Group, Inc. and its subsidiaries (the "Company") at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" as of October 1, 1997.

PricewaterhouseCoopers LLP

Hartford, Connecticut
October 21, 1998

Quarterly Financial Information (unaudited)

In millions,              1998 by fiscal quarters        1997 by fiscal quarters *
except per         ------------------------------------------------------------------
share data         1st*      2nd*    3rd     4th     1st     2nd     3rd     4th
-------------------------------------------------------------------------------------
Per share data:
Dividends          $0.04     $0.04   $0.04   $0.04   $-      $0.03   $0.03   $0.03
Stock price range:
    High           $26-15/16 $25-1/2 $33-3/4 $32     $10-7/8 $15     $27-1/2 $27-1/2
    Low            $21-3/4   $21     $24-1/2 $16-1/2 $9      $10-3/8 $11-1/2 $20-1/2
    Close          $24-11/16 $24-5/8 $28-7/8 $20-3/8 $10-3/4 $11-7/8 $23-3/4 $26-5/16
Diluted earnings   $0.43     $0.51   $0.44   $0.54   $0.35   $0.34   $0.42   $0.51

Revenues           $78.0     $82.4   $82.9   $81.9   $70.2   $68.2   $73.8   $79.0
Income before taxes$ 6.7     $ 7.9   $ 6.9   $ 7.9   $ 6.1   $ 5.3   $ 6.6   $ 7.3
Net income         $ 4.0     $ 4.8   $ 4.2   $ 5.0   $ 3.4   $ 3.0   $ 3.8   $ 4.7


* As a result of a retroactive change in accounting for warrants, adopted during the third quarter of fiscal 1998, the revenues, income before taxes and net income amounts reported for the first and second quarters of fiscal 1998 and for all four quarters of fiscal 1997 have been restated. Refer to discussion of accounting change in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with the Company's independent accountants on any accounting or financial disclosure matters.

                                 Part III

Item 10. Directors and Executive Officers of the Registrant
The information required for "Directors" by this item is included under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 28, 1999. Such information is hereby incorporated by reference.
     The following table sets forth the executive officers of the Company at December 11, 1998. Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.
                                                               Executive
                                                                 Officer
Name                 Age  Office                                   Since
-------------------------------------------------------------------------
Allen Weintraub       63  Chairman and
                             Chief Executive Officer                1977
Grant W. Kurtz        56  President                                 1985
Allen G. Botwinick    55  Executive Vice President, Administration
                             and Operations                         1980
George A. Boujoukos   64  Senior Executive Vice President of
                             Capital Markets, Advest, Inc.          1977
Harry H. Branning     47  Senior Executive Vice President and
                             National Sales Manager, Advest, Inc.   1994
Lee G. Kuckro         57  Executive Vice President, Secretary
                             and General Counsel                    1978
Martin M. Lilienthal  56  Executive Vice President, Treasurer
                             and Chief Financial Officer            1977

Item 11.  Executive Compensation
The information required by this item is included under the caption "Remuneration of Directors and Officers" and "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 28, 1999. Such information is hereby incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management The information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 28, 1999. Such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
The information required by this item is included under the caption "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 28, 1999. Such information is hereby incorporated by reference.

                                  Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page Reference
(a)  1.  Financial Statements
     The Consolidated Financial Statements and The Report of
         Independent Accountants contained herein:
     Consolidated Statements of Earnings                          34
     Consolidated Balance Sheets                                  35
     Consolidated Statements of Cash Flows                        36
     Consolidated Statement of Changes in Shareholders' Equity    37
     Notes to Consolidated Financial Statements                38-60
     Report of Independent Accountants                            61

    2.  Financial Statement Schedules
    Report of Independent Accountants on all schedules            70
    Schedule II-Valuation and Qualifying Accounts                 71

    3.  Exhibits
     The following is a list of exhibits to this Report on Form 10K filed herewith or incorporated by reference herein.

                                        Prior Filing(s) to which
                                        Reference is made, if
Exhibit  Description                    applicable
-----------------------------------------------------------------------

3(a)     Restated Certificate of        Exhibit 3(a) to Registrant's
         Incorporation of Registration  Report on Form 10-Q for the
                                        quarter ended March 31, 1989

3(b)     By-laws of Registrant, as      Exhibit 3(b) to Registrant's
         restated and amended           Report on Form 10-Q for the quarter
                                        ended March 31, 1989 and Exhibit
                                        3(a) to Registrant's Report on
                                        Form 10-Q for the quarter ended
                                        June 30, 1990

3(c)     Second Amendment to Restated   Exhibit 3(c) to Registrant's
         By-laws of Registrant          Report on Form 10-K for its
                                        fiscal year ended September
                                        30, 1997

4(a)     Shareholder Rights Agreement   Exhibit to Registrant's Report
         dated as of October 31, 1988,  on Form 8-K dated November 1,
         as amended on March 12, 1998   1988 and to Exhibit 4 to
                                        Registrant's Report on Form 8-K
                                        dated March 13, 1998

                                        Prior Filing(s) to which
                                        Reference is made, if
Exhibit  Description                    applicable
-----------------------------------------------------------------------

10(a)    Registrant's 1994 Non-Employee Exhibit A to Registrant's Proxy
         Director Stock Option Plan     dated December 20, 1994

10(b)    First, Second and Third        Filed Herewith
         Amendments to Non-Employee
         Director Stock Option Plan

10(c)    Registrant's 1993 Stock        Exhibit A to Registrant's Proxy
         Option Plan                    Statement dated December 21,1993

10(d)    Registrant's 1983 Incentive    Exhibit A to Registrant's Proxy
         Stock Option Plan, as amended  Statement dated December 21,
                                        1983 and Exhibit 10(a) to
                                        Registrant's Report on Form 10-Q
                                        for the quarter ended March 31,
                                        1988

10(e)    Registrant's Deferred          Exhibit 10(f) to Registrant's
         Compensation Savings and       Report on Form 10-K for the
         Investment Plan, Amended       fiscal year ended September 30,
         and Restated as of November    1989, Exhibit 10(j)to
         17, 1989, as amended           Registrant's Report on Form 10-K
                                        for its fiscal year ended
                                        September 30, 1990 and Exhibit
                                        of Registrant's Report on Form
                                        10-Q for the quarter ended
                                        December 31, 1992

10(f)    Non-Employee Director          Exhibit 10(b) to Registrant's
         Equity Plan                    Report on Form 10-Q for the
                                        quarter ended June 30, 1996

10(g) Key Professionals Equity Plan, Exhibit 10(g) to Registrant's as amended and restated as of Report on Form 10-K for its
         October 1, 1997                fiscal year ended September 30,
                                        1997

10(h)    Forms of Executive Officer     Exhibit 10 to Registrant's
         Restricted Stock and Stock     Report on Form 10-Q for the
         Option Agreement for 1995,     quarter ended December 31, 1994
         1996 (as supplemented)         and Exhibit 10(c) to
         and 1997 and 1998              Registrant's Report on Form
                                        10-Q for the quarter ended June
                                        30, 1996 and Exhibit 4.4 to
                                        Registrant's Registration
                                        Statement on Form S-8, File No.
                                        333-17711; Exhibit 4.5 to
                                        Registrant's Registration
                                        Statement on Form S-8, File No.
                                        333-17711; and Exhibit 10(i) to
                                        Registrant's Report on Form
                                        10-K for its fiscal year ended
                                        September 30, 1997

                                        Prior Filing(s) to which
                                        Reference is made, if
Exhibit  Description                    applicable
-----------------------------------------------------------------------

10(i)    The Advest Thrift Plan of      Exhibit 10(a) to Registrant's
         Registrant, effective as of    Report on Form 10-Q for the
         December 31, 1992, as          quarter ended December 31, 1992;
         amended                        Exhibit 10(a) to Registrant's
                                        Report on Form 10-Q for the
                                        quarter ended June 30, 1996 and
                                        Exhibit 10(k) to Registrant's
                                        Report on Form 10-K for its
                                        fiscal year ended September 30,
                                        1997

10(j)    Registrant's 1992              Exhibit 10(c) to Registrant's
         Top AE Stock Option Plan       Report on Form 10-Q for the
                                        quarter ended December 31, 1992

10(k)    Registrant's Account           Exhibit 10(m) to Registrant's
         Executive Nonqualified         Report on Form 10-K for its
         Defined Benefit Plan,          fiscal year ended September 30,
         as amended                     1993, Exhibit 10(p) to
                                        Registrant's Report on
                                        Form 10-K for its fiscal year
                                        ended September 30, 1995 and
                                        Exhibit 10(f) to Registrant's
                                        Report on Form 10-Q for the
                                        quarter ended June 30, 1996

10(l)    Registrant's Nonqualified      Exhibit 10(n) to Registrant's
         Executive Post-employment      Report on Form 10-K for its
         Income Plan, as amended        fiscal year ended September 30,
                                        1994 and Exhibit 10(e) to
                                        Registrant's Report on Form
                                        10-Q for the quarter ended June
                                        30, 1996

10(m)    Registrant's 1995 through      Exhibit 4.1 to Registrant's
         1998 Advest Equity Plans       Registration Statement on Form
                                        S-8, File No. 33-56275; Exhibit 4
                                        to Registrant's Registration
                                        Statement on Form S-8, File No.
                                        333-00797; Exhibit 4.3 to
                                        Registrant's Registration
                                        Statement on Form S-8, File No.
                                        333-17711; and Exhibit 10(p) to
                                        Registrant's Report on Form10-K
                                        for its fiscal year ended
                                        September 30, 1997


10(n)    Advest Equity Plan effective   Filed Herewith
         November 19, 1998

10(o)    Amended and Restated           Exhibit 10(h) to Registrant's
         Employment Agreement with      Report on Form 10-Q for the
         Chief Executive Officer        quarter ended June 30, 1996

10(p)    Employment Agreement with      Exhibit 10(r) to Registrant's
         President                      Report on Form 10-K for its
                                        fiscal year ended September 30,
                                        1997

                                        Prior Filing(s) to which
                                        Reference is made, if
Exhibit  Description                    applicable
-----------------------------------------------------------------------

10(q)    Form of Executive Agreement    Filed Herewith
         dated September 24, 1998

10(r)    Note Purchase Agreement of     Exhibit 10(a) to Registrant's
         Registrant dated as of         Report on Form 10-Q for the
         December 27, 1996 with         quarter ended December 31, 1996
         respect to Registrant's
         7.95% Senior Notes due
         December 31, 2003

10(s)    Cash Subordination Agreement   Exhibit 10(b) to Registrant's
         of the Registrant dated as     Report on Form 10-Q for the
         of January 31 1997             quarter ended December 31, 1996

21       Subsidiaries                   Filed Herewith

23       Consent of Independent         Filed Herewith
         Accountants

27       Financial Data Schedule        Selected financial data - for
                                        EDGAR electronic filing only to
                                        SEC
-----------------------

(b) Reports on Form 8-K
     Report on Form 8-K filed July 17, 1998 concerning third quarter earnings results, a change to the Company's accounting procedures and the related restatement of financial statements.

                                SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          THE ADVEST GROUP, INC.
                          By /s/Martin M. Lilienthal December 18, 1998
                              Martin M. Lilienthal
                          Executive Vice President and Treasurer
                          (Chief Financial and Principal Accounting
                          Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Chief Executive Officer,
                            Chairman of the Board
                            and Director (Principal
/s/Allen Weintraub          Executive Officer)         December 18, 1998
---------------------------
Allen Weintraub

                            Executive Vice President
                            Treasurer(Chief Financial
                            and Principal Accounting
/s/Martin M. Lilienthal     Officer)                   December 18, 1998
----------------------------
Martin M. Lilienthal

/s/Sanford Cloud, Jr.       Director                   December 18, 1998
----------------------------
Sanford Cloud, Jr.

/s/Ronald E. Compton        Director                   December  18, 1998
----------------------------
Ronald E. Compton

/s/Richard G. Dooley        Director                   December 18, 1998
----------------------------
Richard G. Dooley

/s/William B. Ellis         Director                   December 18, 1998
----------------------------
William B. Ellis

                                SIGNATURES

/s/Robert W. Fiondella      Director                   December 18, 1998
----------------------------
Robert W. Fiondella

/s/Grant W. Kurtz           President and Director     December 18, 1998
----------------------------
Grant W. Kurtz

/s/Marne Obernauer, Jr.     Director                   December 18, 1998
----------------------------
Marne Obernauer, Jr.

/s/Barbara L. Pearce    Director                   December 18, 1998
----------------------------
Barbara L. Pearce

/s/John A. Powers           Director                   December 18, 1998
----------------------------
John A. Powers

                     Report of Independent Accountants


The Board of Directors and Shareholders
of The Advest Group, Inc.:


Our report on the consolidated financial statements of The Advest Group, Inc. and Subsidiaries is included on page 61 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 64 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/s/ PricewaterhouseCoopers LLP


Hartford, Connecticut
October 21, 1998

                                                       Schedule II

                  The Advest Group, Inc. and Subsidiaries

                     Valuation and Qualifying Accounts

                                        Additions
                            Balance at charged to Charge-offs     Balance
                             beginning   cost and         and      at end
In thousands                 of period   expenses  recoveries   of period
-------------------------------------------------------------------------
For the years ended September 30,
1998
Credit losses:
     Brokerage customers        $  719      $  88    $   (16)      $  791
     Loans                       2,479        245       (457)       2,267
Asset devaluation:
     Other investments/assets    1,507       (13)       (123)       1,371
                                ------     ------     -------      ------
                                $4,705     $  320    $  (596)      $4,429
                                ======     ======     =======      ======

1997
Credit losses:
     Brokerage customers        $  791     $   91    $  (163)      $  719
     Loans                       2,398        671       (590)       2,479
Asset devaluation:
     Other investments/assets    1,708        153       (354)       1,507
                                ------     ------     -------      ------
                                $4,897       $915    $(1,107)      $4,705
                                ======     ======     =======      ======
1996
Credit losses:
     Brokerage customers          $743      $ 103    $   (55)      $  791
     Loans                       2,334      1,022       (958)       2,398
Asset devaluation:
     Other real estate owned       718         20       (738)          --
     Other investments/assets    1,647        113        (52)       1,708
                                ------     ------     -------      ------
                                $5,442     $1,258    $(1,803)      $4,897
                                ======     ======     =======      ======

                          Form 10-K Exhibit Index

  Exhibit Description

  10(b)   First, Second and Third Amendments to Non-Employee
               Director Stock Options Plan

  10(n)   Advest Equity Plan

  10(q)   Form of Executive Agreement dated September 24, 1998

  21      Subsidiaries

  23      Consent of PricewaterhouseCoopers LLP

  27      Financial Data Schedule (Selected financial data - for
               EDGAR electronic filing only to SEC)