Form 10-Q
period 1998-12-31
ADVEST GROUP INC
filed 1999-02-12
CIK 319489

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                             FORM 10-Q
(Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     X  SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended       December 31, 1998

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______
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

                                        Yes X         No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value          8,833,169 Shares
Class                                 Outstanding at February 5, 1998

                       THE ADVEST GROUP, INC.

                                INDEX

                                                           Page No.
Part I.  Financial Information

Item 1.   Financial Statements

   Condensed Consolidated Balance Sheets
      December 31, 1998 and September 30, 1998                 3

   Condensed Consolidated Statements of Earnings
      Three Months Ended December 31, 1998 and 1997            4

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1998 and 1997            5

   Notes to Condensed Consolidated Financial Statements        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  8

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                10

Part II.  Other Information

Item 1.   Legal Proceedings                                   10

Item 2.   Changes in Securities                               11

Item 6.   Exhibits and Reports on Form 8-K                    11

Signatures                                                    13

                     Part I.  Financial Information
 Item 1.  Financial Statements

                         The Advest Group, Inc.
                 Condensed Consolidated Balance Sheets

 In thousands, except share and per share amount              December 31, 1998 September 30, 1998
                                                                      Unaudited
 -------------------------------------------------------------------------------------------------
 Assets
 Cash and short-term investments
      Cash and cash equivalents                                        $ 27,607  $     13,882
      Cash and securities segregated under federal and other regulations  7,251           248
                                                                        ---------   ------------
                                                                         34,858        14,130
                                                                        ---------   ------------
 Receivables
      Brokerage customers, net                                          431,427       433,840
      Loans, net                                                        170,676       180,528
      Securities borrowed                                               354,105       270,638
      Brokers and dealers                                                10,883         5,310
      Other                                                              18,571        18,417
                                                                        ---------   ------------
                                                                        985,662       908,733
                                                                        ---------   ------------
 Securities
      Trading, at market value                                          319,967       241,681
      Held to maturity (market values of $18,188 and $18,911)            18,122        18,776
      Available for sale, at market value                                11,718        11,787
                                                                        ---------   ------------
                                                                        349,807       272,244
                                                                        ---------   ------------
 Other assets
      Equipment and leasehold improvements, net                          13,152        13,377
      Other                                                              26,164        24,787
                                                                        ---------   ------------
                                                                         39,316        38,164
                                                                        ---------   ------------
 Total assets                                                       $ 1,409,643   $ 1,233,271
                                                                        =========  =============
 Liabilities & shareholders' equity
 Liabilities
      Deposits                                                      $   180,185     $ 171,074
      Brokerage customers                                               366,324       329,975
      Securities loaned                                                 242,385       216,275
      Compensation and benefits                                          21,165        27,247
      Short-term borrowings                                             195,819       134,762
      Checks payable                                                        798         2,973
      Brokers and dealers                                                20,722        13,984
      Securities sold, not yet purchased, at market value               192,571       149,189
      Long-term borrowings                                               41,237        41,308
      Other                                                              21,616        22,817
                                                                        ---------   ------------
                                                                      1,282,822     1,109,604
                                                                        ---------   ------------
 Shareholders' equity
      Common stock, par value $.01, authorized 25,000,000 shares,
         issued 10,898,159 and 10,893,159 shares                            109           109
      Paid-in capital                                                    74,597        72,966
      Retained earnings                                                  70,117        65,785
      Accumulated other comprehensive income, net                           (11)          (12)
      Treasury stock, at cost, 2,028,172 and 1,943,833 shares           (16,620)      (14,100)
      Unamortized restricted stock compensation                          (1,371)       (1,081)
                                                                        ---------   ------------
                                                                        126,821        123,667
                                                                        ---------   ------------
 Total liabilities and shareholders' equity                         $ 1,409,643     $1,233,271
                                                                        =========  =============
 See Notes to Consolidated Financial Statements

                                          3

                The Advest Group, Inc.
    Condensed Consolidated Statements of Earnings
                      Unaudited

                                                    Three months ended
                                                    December 31,
In thousands, except per share amounts              1998        1997
---------------------------------------------------------------------
Revenues
  Commissions                                    $   32,436 $   32,423
  Interest                                           16,033     16,642
  Principal transactions                             14,960     10,762
  Investment banking                                 12,332      8,759
  Asset management and administration                 8,617      7,974
  Other                                               1,440      1,415
                                                    ------------------
  Total revenues                                     85,818     77,975
                                                    ------------------
Expenses
  Compensation                                   $   50,085  $  45,084
  Interest                                            8,992      9,357
  Communications                                      7,540      6,022
  Occupancy & equipment                               5,144      4,552
  Business development                                1,859      1,669
  Professional                                        1,252      1,526
  Brokerage, clearing & exchange                      1,186      1,211
  Other                                               1,932      1,890
                                                    ------------------
  Total expenses                                     77,990     71,311
                                                    ------------------
Income before taxes                               $   7,828   $  6,664

  Provision for income taxes                          3,131      2,666
                                                    ------------------
Net income                                        $   4,697   $  3,998
                                                    ==================

Per share data:
   Basic                                          $    0.59   $   0.49
   Diluted                                        $    0.51   $   0.43
   Dividend declared                              $    0.04   $   0.04

See Notes to Consolidated Financial Statements
                                                        4

                          The Advest Group, Inc.
              Condensed Consolidated Statements of Cash Flows
                                Unaudited
                                                           Three months ended December 31,
In thousands                                                               1998        1997
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $   4,697    $   3,998
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                        1,717        2,121
        Provision for credit losses and asset devaluation                      106           35
        Deferred income taxes                                                 (345)        (538)
        Other                                                                  257        1,931
   (Increase) decrease in operating assets:
        Receivables from brokerage customers, net                            2,392      (63,305)
        Securities borrowed                                                (83,467)      (5,191)
        Receivables from brokers and dealers                                (5,573)      (4,154)
        Trading securities                                                 (78,286)     (58,437)
        Cash and securities segregated under federal and other regulations  (7,003)         (14)
       Proceeds from sales of mortgages held for sale                       35,242        6,718
       Originations and purchases of mortgages held for resale             (29,979)     (10,230)
        Other                                                                 (358)      (1,008)
   Increase (decrease) in operating liabilities:
        Brokerage customers                                                 36,349       26,034
        Securities loaned                                                   26,110       13,855
        Securities sold, not yet purchased                                  43,382       39,411
        Checks payable                                                      (2,175)       4,127
        Other                                                                   92       (9,018)
                                                                        ------------------------
Net cash used in operating activities                                      (56,842)     (53,665)
                                                                        ------------------------
FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                     9,111       (3,798)
     Proceeds from short-term borrowings                                        61       24,006
     Repayment of short-term borrowings                                     (4,874)     (19,066)
     Short-term brokerage borrowings, net                                   65,800       59,975
     Other                                                                  (2,830)         233
                                                                        ------------------------
Net cash provided by financing activities                                   67,268       61,350
                                                                        ------------------------

INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                                 5,000        3,293
      Maturities of available for sale securities                               94          382
      Maturities of held to maturity securities                              5,679       10,380
      Purchases of available for sale securities                            (5,021)          (1)
      Purchases of held to maturity securities                              (4,907)     (10,000)
  Loans sold                                                                 1,290        5,713
  Principal collections on loans                                            18,859       11,132
  Loans originated                                                         (16,351)     (15,807)
  Other                                                                     (1,344)      (2,690)
                                                                        ------------------------
Net cash provided by investing activities                                    3,299        2,402
                                                                        ------------------------
Increase in cash and cash equivalents                                       13,725       10,087
Cash and cash equivalents at beginning of period                            13,882       12,459
                                                                        ------------------------
Cash and cash equivalents at end of period                               $   27,607  $   22,546
                                                                        ========================
Interest paid                                                            $    9,481  $    7,414
Income taxes paid                                                        $      653  $    1,579
Non-cash activities:
     Restricted stock awards, net of forfeitures                         $      225  $      610
     Securization of residential mortgages                               $           $    2,633

See Notes to Consolidated Financial Statements
                                                             5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.  Financial Statements:
     The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer and Advest Bank and Trust Company (the "Bank"), a federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods presented have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 19986 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
     The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 19986, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:
      In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Company adopted SFAS 134 as of January 1, 1999, as required, and its adoption did not have a material impact on the presentation of the Company's financial condition, results of operations or cash flows.
     SFAS 134 amends SFAS 65 to require that, after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and positive intent to sell or hold those investments.

3.  Capital and Regulatory Requirements:
     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At December 31, 1998, Advest's regulatory net capital of $66.1 million was 13% of aggregate debit balances and exceeded required net capital by $56.0 million.
                                    6

     Advest maintains separate accounts for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows Advest to maintain the required amounts in cash or qualified securities.
     Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. With its conversion to a federal charter in April 1997, the Bank is required to limit annual dividends to the most recent the total of the current and prior four quarters retained of net income, subject to limitations. No dividends have been declared or paid by the Bank in fiscal year 19997. At December 310, 1998, the Bank's leverage capital, riskbased and Tier 1 capital ratios were 7.62%, 10.81% and 9.56%, respectively, which met all regulatory requirements.

4. Net Income Per Common Share:
     The following table provides the calculation of net income per common share for the quarters ended December 31, 1998 and 1997:

                                  For the quarters ended December 31,
                                  -----------------------------------
                                             Basic            Diluted
                                  ----------------            -------
In thousands, except per share amounts   1998     1997    1998   1997
_____________________________________________________________________
Net income                             $4,697   $3,998  $4,697 $3,998
                                       ======   ======  ====== ======
Average number of common shares
   outstanding during the period        8,882    8,704   8,882  8,704

Adjustments:
   Contingently issuable shares          (860)    (605)   --       --
Exercise of stock options                  --       --    379     509
                                         _____   _____    _____  ____
Average number of common
   shares outstanding                   8,022     8,099  9,261  9,213
                                         =====   =====    ===== =====
Net income per common share            $  .59    $  .49 $  .51 $  .43
                                         =====   =====    ===== =====

5.  Comprehensive Income
     In October 1998, the Company adopted the provisions of FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires reporting of comprehensive income for all gains and losses that result from transactions not included in net earnings. The components of comprehensive income are as follows:

                                                  Three months ended
                                                        December 31,
                                                        ____________
In thousands                                            1998    1997
____________________________________________________________________
Net earnings                                        $4,697    $3,998

Other comprehensive income:
 Unrealized holding gains arising during period          5        38
 Less: reclassification adjustment for gains
    realized in net income                               0       (36)
                                                     _____     _____
 Net unrealized holding gains arising during the period  5         2
   Deferred income taxes                                 3        (1)
                                                     _____     _____
Total other comprehensive income                         2         3
                                                     _____      ____


Comprehensive income                                $4,699    $4,001
                                                    ======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     The Advest Group, Inc. ("AGI"), together with its subsidiaries (the "Company"), provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management. Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides brokerage, investment banking and asset management services to retail and institutional investors through 89 sales offices in 16 states and Washington, DC. Advest Bank and Trust Company (the "Bank"), an FDIC-insured, federal savings bank, offers residential mortgage lending and trust services primarily through Advest's branch network.
     All aspects of the Company's business are highly competitive and impacted by regulatory and other factors outside of its control, including domestic and global economic and financial conditions, the volume and price levels of securities markets, the demand for investment banking services and interest rate volatility. The Company closely monitors its operating environment to enable it to respond promptly to market cycles. In addition, the Company seeks to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.
     The Company reported net income of $4.7 million for the quarter ended December 31, 1998 compared with $4.0 million in the prior year, an increase of 17%. Current quarter basic and diluted earnings per share were $.59 and $.51, respectively, compared with $.49 and $.43, respectively, a year ago. Total revenues increased 10% to a record $85.8 million. Current quarter revenues include $3.7 million in realized and unrealized gains on an equity position acquired in an investment banking transaction in a prior year. After expenses and taxes, these gains increased net income by

$900,000 or $.10 per diluted share. At December 31, 1998, book value per share was $14.30, up 15% from the prior year.

Advest, Inc.
     Equity markets rebounded in the December quarter, recouping the losses of the preceding quarter, and closed calendar year 1998 on an upward trend for an unprecedented eighth consecutive year. Despite significant international fiscal crises, the markets were favorably impacted by continued economic growth, a strong dollar, low interest rates, low unemployment and low inflation.
     Advest posted pre-tax income of $8.0 million, reflecting a 13% increase from the year earlier quarter. Revenues increased 12% to $81.5 million, a record high. Record revenue levels were attained for investment banking, principal transactions and asset management fees.

Advest Bank and Trust
     The Bank posted pre-tax income of $.1 million for both the current and year earlier quarters. The Bank remains wellcapitalized
and in full regulatory compliance.   At December 31, 1998, the Bank's
nonperforming assets totaled $2.2 million (1.0% of total Bank assets) compared with $5.2 million (2.3% of total Bank assets) in the prior year.

Results of Operations
            Three Months Ended December 31, 1998 Versus
                Three Months Ended December 31, 1997

     Net revenues, total revenues less interest expense, increased $8.2 million (12%) to $76.8 million, with increases posted in all categories except net interest income. Net expenses increased $7.0 million (11%) to $69.0 million, primarily as a result of salesrelated compensation, retail and investment banking incentives and higher general payroll as well as technology and related service upgrades. The effective tax rate was 40% for both the current and prior year.
     Revenue from principal transactions increased $4.2 million (39%). The Corporate Institutional Bond Department had a record setting quarter generating trading profits of $2.2 million, up $1.4 million (173%) from the prior year, and related bond commissions, up $1 million (141%). Also contributing to a $3.6 million (84%) increase in bond commissions were sales of mortgage-backed securities, including collateralized mortgage obligations, which increased $1.2 million, and sales of government agency securities, which increased $.5 million. The latter increases were primarily due to sales by two new sales units established by Advest in the latter part of fiscal 1998: a new fixed income sales unit in Boca Raton, Florida and a Community Reinvestment Act Sales (CRA) unit which sells securitized loans to banks and other financial institutions.
     Investment banking revenues increased $3.6 million (41%), primarily due to the $3.7 million gain on an equity investment discussed earlier in the Overview. Merger and acquisition fee income increased $.7 million (209%) in the current year with the Investment Banking Group completing three transactions valued at over $81 million. Four public underwritings were sole or comanaged by the Company raising $61 million in the current quarter compared with three underwritings in fiscal 1998 which raised $75 million. Underwriting commissions declined $.7 million (24%) and related fees declined $.3 million (38%) year-to-year.

     Asset management revenues increased $.9 million (12%) primarily as a result of higher service fees related to money market accounts and increased fee-based managed account business at Advest. The Bank's revenue increased 28% to $.3 million primarily due to increased trust revenues.
     Compensation costs increased $5.0 million (11%) primarily due to higher sales-related compensation, higher investment banking and retail sales incentives and increased staff levels especially in research, investment banking, sales and trading departments. Communication costs increased $1.5 million (25%) primarily related to upgrades in technology and services including quotes and market data services. Occupancy and equipment costs increased $.6 million (13%) primarily due to higher rent expense including the opening of offices in Tampa, Florida and Greenwich and Westport, Connecticut.

Liquidity and Capital Resources
                Three Months Ended December 31, 1998

     Total assets increased $176.4 million (14%) primarily as a result of an $83.5 million (31%) increase in securities borrowed which was used in part to cover a $43.4 million (29%) increase in short trading positions and a $78.3 million (32%) increase in trading securities, related to new principal trading activities initiated by the broker/dealer in late fiscal 1998, as discussed above.
     During the quarter, the Company re-purchased 167,800 shares of its common stock at a cost of $2.9 million under a buyback program begun in August 1990. A cash dividend of $.04 per share payable to holders of record date December 31 (8,869,987 shares outstanding) was also declared.
     There have been no other material changes to the Company's liquidity or capital resources since September 30, 1998.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the Company's market risk analysis during the current quarter.


                     Part II. Other Information


Item 1.  Legal Proceedings

     The Company has been named as defendant, or has been threatened with being named defendant in various actions, suits and proceedings before a court or arbitrator arising principally from its securities and investment banking business. Such matters involve alleged violations of federal and state securities laws and other laws. Certain of these actions claim substantial damages and, if determined adversely to the Company, could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. The Estate of Gabriel Levine and his wife and various related entities have threatened a proceeding before the American Arbitration Association against Advest. They originally commenced related arbitration and court proceedings in 1993, which were stayed pending consideration of statue of limitations defenses. In 1998 the Connecticut Supreme Court ruled that arbitrators and not a court should decide whether those defenses apply. The claimants allege that the option trading in their accounts was unsuitable, and that there was a failure to disclose risks and to supervise their accounts. In court papers filed in 1993 the claimants asserted claims for principal losses of nearly $30,000,000, plus interest since October 1987. Management believes that Advest, Inc. has strong defenses to these claims and intends to defend them vigorously. While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel, believes that the resolution of all matters pending or threatened against the Company will not have a material adverse effect on the financial condition or future results of operations or cash flows of the Company.


Item 2.  Changes in Securities

     During the current quarter, the Company assigned 29,490 shares of its common stock as compensation to employees under separate
Employment Agreements. In the same period, 47,529 shares were forfeited.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          Exhibit 10(a) -- Amendment dated January 28, 1999 to
               Amended and Restated Employment Agreement with
               Registrant's Chief Executive Officer.

          Exhibit 27 -- Financial Data Schedule (Selected financial data -for EDGAR electronic filing only to SEC)

          The interim financial information contained herein has been subjected to a review by PricewaterhouseCoopers LLP, the registrant's Independent Accountants, whose report is included on page 12 of this filing.

    (b) Reports on Form 8-K
          None

     Report of Independent Accountants




To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and subsidiaries as of December 31, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month period ended December 31, 1998 and 1997., and changes in shareholders' equity for the three-month period ended December 31, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1998, and the related statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report, dated October 21, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers LLP


Hartford, Connecticut
January 20, 1999

                             Signatures




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.

                                            The Advest Group, Inc.
                                                 Registrant




Date      February 12, 1999                   /s/Allen Weintraub
                                                Allen Weintraub,
                                            Chairman of the Board and
                                             Chief Executive Officer



Date      February 12, 1999                   /s/Martin M. Lilienthal
                                                Martin M. Lilienthal,
                                             Executive Vice President
                                              and Chief Financial Officer
                                13

                            Exhibit Index


Exhibit       Description

10(a)         Amendment dated January 28, 1999 to Amended and
              Restated Employment Agreement with Registrant's Chief Executive Officer.

27 Financial Data Schedule (Selected financial data -for EDGAR electronic transmission only for SEC.)