Form 10-Q
period 1999-03-31
ADVEST GROUP INC
filed 1999-05-14
CIK 319489

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                   FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X       SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended      March 31, 1999

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______
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

                                          NONE
Former name, former address and former fiscal year,if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
					Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                         8,878,930  Shares
            Class                               Outstanding at May 5, 1999

Exhibit index on page 17.

                               THE ADVEST GROUP, INC.

                                       INDEX


                                                                   Page No.
Part I.  Financial Information

Item 1.   Financial Statements

       Condensed Consolidated Balance Sheets
           March 31, 1999 and September 30, 1998                        3

       Condensed Consolidated Statements of Earnings
           Three and Six Months Ended March 31, 1999 and 1998           4

       Condensed Consolidated Statements of Cash Flows
           Six Months Ended March 31, 1999 and 1998                     5

       Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk   12


Part II.  Other Information

Item 1.   Legal Proceedings                                            13

Item 2.   Changes in Securities                                        13

Item 4.   Submission of Matters to a Vote of Security Holders          13

Item 6.   Exhibits and Reports on Form 8-K                             14

Signatures                                                             16

                                 Part I.  Financial Information
Item 1.  Financial Statements

                                     The Advest Group, Inc.
                            Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts             March 31, 1999   September 30, 1998
------------------------------------------------------------------------------------------------
                                                             Unaudited
Assets
Cash and short-term investments
     Cash and cash equivalents                                     $11,087        $13,882
     Cash and securities segregated under federal
         and other regulations                                         251            248
                                                                ------------  ------------
                                                                    11,338         14,130
                                                                ------------  ------------
Receivables
     Securities borrowed                                           525,834        270,638
     Brokerage customers, net                                      446,147        433,840
     Loans, net                                                    162,379        180,528
     Brokers and dealers                                             6,951          5,310
     Other                                                          19,432         18,417
                                                                ------------   ------------
                                                                 1,160,743        908,733
                                                                ------------   ------------
Securities
     Trading, at market value                                      331,304        241,681
     Available for sale, at market value                            19,869         11,787
     Held to maturity (market values of $17,666
         and $18,911)                                               17,622         18,776
                                                                 ------------   ------------
                                                                   368,795        272,244
                                                                ------------   ------------
Other assets
     Equipment and leasehold improvements, net                      12,708         13,377
     Other                                                          26,174         24,787
                                                                ------------   ------------
                                                                    38,882         38,164
                                                                ------------   ------------
Total assets                                                    $1,579,758     $1,233,271
                                                                ============   ============
Liabilities & shareholders' equity
Liabilities
     Securities loaned                                            $358,914       $216,275
     Brokerage customers                                           325,830        329,975
     Short-term borrowings                                         264,065        134,762      -
     Securities sold, not yet purchased, at market value           204,738        149,189
     Deposits                                                      169,723        171,074
     Long-term borrowings                                           34,167         41,308
     Checks payable                                                 25,257          2,973
     Compensation and benefits                                      23,016         27,247
     Repos                                                          16,807              -
     Brokers and dealers                                             6,419         13,984
     Other                                                          21,744         22,817
                                                                ------------   ------------
                                                                 1,450,680      1,109,604
                                                                ------------   ------------
Shareholders' equity
     Common stock, par value $.01,
         authorized 25,000,000 shares, issued
         issued 10,902,241 and 10,893,159 shares                       109            109
     Paid-in capital                                                75,469         72,966
     Retained earnings                                              72,719         65,785
     Accumulated other comprehensive income, net                       (46)           (12)
     Unamortized restricted stock compensation                      (1,893)        (1,081)
     Treasury stock, at cost, 2,021,215 and 1,943,833 shares       (17,280)       (14,100)
                                                                ------------  ------------
                                                                   129,078        123,667
                                                                ------------  ------------
Total liabilities and shareholders' equity                      $1,579,758     $1,233,271
                                                                ============  ============
See Notes to Consolidated Financial Statements

                                The Advest Group, Inc.
                    Condensed Consolidated Statements of Earnings
                                     Unaudited

                                      Three months ended         Six months ended
                                      March 31,                  March 31,
                                    ----------------------       ---------------------
In thousands, except per share amounts  1999        1998           1999        1998
--------------------------------------------------------------------------------------
 Revenues
   Commissions                           $35,302     $33,422        $67,737    $65,844
   Interest                               15,959      17,448         31,992     34,090
   Principal transactions                 13,896      11,563         28,856     22,325
   Asset management and administration     9,789       8,319         18,406     16,293
   Investment banking                      5,073       9,741         17,406     18,499
   Other                                   2,619       1,925          4,059      3,342
                                          ------      ------        -------    -------
   Total revenues                         82,638      82,418        168,456    160,393
                                          ------      ------        -------    -------

 Expenses
   Compensation                           47,899      46,749         97,983     91,833
   Interest                                9,307      10,172         18,298     19,529
   Communications                          8,370       7,143         15,910     13,165
   Occupancy & equipment                   5,338       4,675         10,482      9,227
   Business development                    1,835       1,787          3,694      3,456
   Professional                            1,415       1,163          2,667      2,688
   Brokerage, clearing & exchange          1,309       1,040          2,495      2,252
   Other expense                           2,102       1,757          4,035      3,646
                                          ------      ------        -------    -------
   Total expenses                         77,575      74,486        155,564    145,796
                                          ------      ------        -------    -------
 Income before taxes                       5,063       7,932         12,892     14,597

   Provision for income taxes              2,025       3,173          5,157      5,839
                                          ------       ------       -------    -------
 Net income                               $3,038      $4,759         $7,735     $8,758
                                          ======       ======       =======    =======

Per share data:
   Basic earnings                    $      0.38 $      0.58    $      0.97 $     1.08
   Diluted earnings                  $      0.33 $      0.51    $      0.84 $     0.94
   Dividend declared                 $      0.05 $      0.04    $      0.09 $     0.08

See Notes to Consolidated Financial Statements

                                   The Advest Group, Inc.
                       Condensed Consolidated Statements of Cash Flows
                                        Unaudited

                                                                     Six months ended March 31,
                                                                     -------------------------
In thousands                                                            1999            1998
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                              $ 7,735      $   8,758
   Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
        Depreciation and amortization                                     4,107          4,412
        Provision for credit losses and asset devaluation                   (62)           105
        Deferred income taxes                                              (343)          (241)
        Other                                                               778            903
   (Increase) decrease in operating assets:
        Receivables from brokerage customers, net                       (12,059)       (56,932)
        Securities borrowed                                            (255,196)       (49,153)
        Receivables from brokers and dealers                             (1,641)        (3,104)
        Trading securities                                              (89,940)       (53,735)
        Cash and securities segregated under federal and
           other regulations                                                 (3)            19
        Proceeds from sales of mortgages held for sale                   52,302         18,631
        Originations and purchases of mortgages held for resale         (29,979)       (32,649)
        Other                                                            (8,238)        (4,665)
   Increase (decrease) in operating liabilities:
        Brokerage customers                                              (4,145)        22,370
        Securities loaned                                               142,639         30,882
        Securities sold, not yet purchased                               55,549         43,345
        Checks payable                                                   22,284        (12,247)
        Other                                                            (7,114)         4,596
                                                                       ---------       --------
Net cash used in operating activities                                  (123,326)       (78,705)
                                                                       ---------       --------
FINANCING ACTIVITIES
     Net decrease in deposits                                            (1,351)        (5,871)
     Proceeds from short-term borrowings                                     68         24,584
     Repayment of short-term borrowings                                  (9,940)       (28,188)
     Short-term brokerage borrowings, net                               132,034         72,600
     Proceeds from long-term borrowings                                                  7,000
     Repurchase agreements                                               16,807                 -
     Other                                                               (3,847)           748
                                                                        -------        -------
Net cash provided by financing activities                               133,771         70,873
                                                                        -------        -------

INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                              5,000         17,447
      Maturities of available for sale securities                           431          2,260
      Maturities of held to maturity securities                          11,164         11,681
      Purchases of available for sale securities                        (12,794)       (17,709)
      Purchases of held to maturity securities                          (10,000)       (10,500)
  Loans sold                                                              1,925          5,742
  Principal collections on loans                                         35,306         40,915
  Loans originated                                                      (42,627)       (38,880)
  Other                                                                  (1,645)        (4,410)
                                                                        -------        -------
Net cash (used in) provided by investing activities                     (13,240)         6,546
                                                                        -------        -------
Decrease in cash and cash equivalents                                    (2,795)        (1,286)
Cash and cash equivalents at beginning of period                         13,882         12,459
                                                                        -------        -------
Cash and cash equivalents at end of period                          $    11,087      $  11,173
                                                                        =======        =======

Interest paid                                                       $    18,316      $  19,472
Income taxes paid                                                   $     5,767      $   7,184
Non-cash activities:
     Restricted stock awards, net of forfeitures                    $     1,024      $     138
     Securization of residential mortgages                          $         -      $   1,428
----------------------------------------------------------------------------------------------
See Noted to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Financial Statements:
     The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer, and Advest Bank and Trust Company (the "Bank"), a federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, consumer lending, trust and asset management.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods presented have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 1998 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
     The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on Form 10-K.

2.  Summary of Significant Accounting Policies:
Repurchase agreements
     The Company utilizes short-term repurchase agreements as supplementary short-term financing transactions and receives cash as collateral for U.S. Treasury securities transferred. These repurchase agreements are accounted for as collateralized financings. The fee paid by the Company is recorded as interest expense. The Company monitors the market value of securities transferred on a daily basis, and obtains or refunds collateral as necessary.

Other accounting pronouncements
     In October 1998, the Financial Accounting Standards Board("FASB") issued Statement of Financial Accounting Standards ("SFAS") 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Company adopted SFAS 134 as of January 1, 1999, as required, and its adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.
     SFAS 134 amends SFAS 65 to require that, after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and positive intent to sell or hold those investments.

3.  Capital and Regulatory Requirements:
     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At March 31, 1999, Advest's regulatory net capital of $69.0 million was 13% of aggregate debit balances and exceeded required net capital by $58.4 million.
     Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. As a federal chartered savings bank, the Bank is required to limit annual dividends to the most recent four quarters of net income, subject to limitations. No dividends have been declared or paid by the Bank during the current fiscal year. At March 31, 1999, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 8.24%, 11.6% and 10.34%, respectively, which met all regulatory requirements.

4. Common Stock:
     The following table provides the calculation of net income per common share for the three and six months ended March 31, 1999 and 1998:

                                            For the quarters ended March 31,
                                         -------------------------------------
                                                Basic              Diluted
                                         ------------------  -----------------
In thousands, except per share amounts      1999     1998       1999     1998
------------------------------------------------------------------------------
Net income                                 $3,038   $4,759     $3,038   $4,759
                                           ======   ======     ======   ======
Average number of common shares
     outstanding during the period          8,854    8,904      8,854    8,904
Adjustments:
     Contingently issuable shares            (879)    (746)        --       --
     Exercise of stock options                 --       --        359      452
                                           ------   ------     ------   ------
Average number of common
     shares outstanding                     7,975    8,158      9,213    9,356
                                           ======   ======     ======   ======
Net income per common share                $  .38   $  .58     $  .33   $  .51
                                           ======   ======     ======   ======

                                            For the six months ended March 31,
                                           -----------------------------------
                                                Basic              Diluted
                                           ---------------     ---------------
In thousands, except per share amounts      1999     1998       1999     1998
------------------------------------------------------------------------------
Net income                                 $7,735   $8,758     $7,735   $8,758
                                           ======   ======     ======   ======
Average number of common shares
     outstanding during the period          8,868    8,799      8,868    8,799
Adjustments:
     Contingently issuable shares            (865)    (669)        --       --
     Exercise of stock options                 --       --        370      478
                                           ------   ------     ------   ------
Average number of common
     shares outstanding                     8,003    8,130      9,238    9,277
                                           ======   ======     ======   ======
Net income per common share                $  .97   $ 1.08     $  .84   $  .94
                                           ======   ======     ======   ======

5. Comprehensive Income:
     In October 1998, the Company adopted the provisions of FASB Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires reporting of comprehensive income for all gains and losses that result from transactions not included in net earnings. The components of comprehensive income are as follows:

                                                      March 31,
                                      -------------------------------------
                                      Three months ended   Six months ended
                                      ------------------   ----------------
In thousands                             1999     1998       1999     1998
---------------------------------------------------------------------------
Net income                              $3,038   $4,759     $7,735   $8,758

Other comprehensive income:
   Unrealized holding gains/losses arising
     during period                         (34)     136        (30)     175
   Less: reclassification adjustment for
     gains realized in net income           --       20         --       56
                                        ------   ------     ------   ------
   Net unrealized holding gains/losses arising
     during the period                     (34)     116        (30)     119
   Deferred income taxes                     1       43          4       43
                                        ------   ------     ------   ------
   Total other comprehensive income        (35)      73        (34)      76
                                        ------   ------     ------   ------
Comprehensive income                    $3,003   $4,832     $7,701   $8,834
                                        ======   ======     ======   ======


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

     The Company reported net income of $3.0 million for the quarter ended March 31, 1999 compared with $4.8 million in the prior year, a decrease of 36%. Current quarter basic and diluted earnings per share were $.38 and $.33, respectively, compared with $.58 and $.51, respectively, a year ago. Total revenues increased less than 1% to $82.6 million while total expenses increased 4% to $77.6 million. Through the first half of fiscal 1999, net income was $7.7 million, a decline of 12% from $8.8 million in the prior year. Basic and diluted earnings per share were $.97 and $.84, respectively, compared with $1.08 and $.94, respectively, a year ago. Total revenues increased 5% to a record $168.5 million while total expenses increased 7% to $155.6 million. Included in revenues are $3.7 million in realized and unrealized first quarter gains related to an equity position acquired in a prior year investment banking transaction. At March 31, 1999, book value per share was $14.53, up 13% from the prior year.

Advest, Inc.
     The Dow Jones Industrial Average (DJIA) gained 6.6% during the current quarter, 11.2% for the twelve month period, briefly surpassing the 10000 threshold, before closing at 9786. While the overall returns were impressive, a performance gap was evident - with large capitalization stocks significantly outperforming the broad index. The S&P 500 gained 4.6% during the quarter but all of that gain was from 21 of the 500 stocks represented. Although the narrowness of the gains should not encourage confidence in the broad market, if the current pace continues, the DJIA will achieve a 9th straight year of gains and its fifth consecutive year of double digit gains. In the underwriting markets, near record amounts of new stocks and bonds were sold during the current quarter. However, significant year-to-year declines in equity offerings, which generate higher fees, contributed to substantially lower investment banking revenues. In the market segment Advest participates in - $50 million and less - equity underwriting volume declined 52% from the prior year.
     For the quarter ending March 31, 1999, Advest posted pre-tax earnings of $5.6 million, a 32% decrease from the prior year. Total revenues increased
2% to $78.8 million, the second highest results in its history with record levels attained for agency commissions, up 6%, and asset management revenues, up 19%. Investment banking revenues declined 48%, primarily reflecting the industry scarcity of equity underwritings. Total expenses increased
$3.9 million (6%) to $73.2 million with compensation and benefits up
$1.1 million (3%) and communications expenses up $1.2 million (18%). The increase in compensation includes a $1.4 million (13%) increase in general payroll most of which relates to increased staffing in Advest's equity capital markets departments. During the past few years, Advest has committed substantial financial resources to building it equity capital markets business. During times of low underwriting activity as occurred in the current quarter, Advest's operating results are more vulnerable because its capital markets team is still establishing itself.

Advest Bank and Trust
     The Bank posted pre-tax income of $50,000 compared with $.2 million in the prior year, a 77% decline. The Bank remains well-capitalized and in full regulatory compliance. At March 31, 1999, the Bank's nonperforming assets totaled $2.9 million (1.5% of total Bank assets) compared with $5.0 million (2.3% of total Bank assets) in the prior year. The Bank's declining asset base and its concentration on residential lending versus higher yielding commercial lending have contributed to a declining earnings trend. After careful review of the Bank's activities and prospects as they relate to the firm's strategic goals, management has been evaluating potential courses of action that would enable the Company to maintain a high level of service to clients while earning a better return on its capital. See Subsequent Event below.

Subsequent Event
     On May 10, the Company announced that it had will enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company. Under the terms of a purchase and sale agreement, Hudson will acquire the loan and other financial assets and assume the deposit liabilities of the Bank. In a separate agreement, Advest and Hudson will enter into a strategic alliance whereby Hudson will become the exclusive provider of banking products and services to Advest and its clients. Concurrent with the agreements, the Bank will end its mortgage origination operations but will retain its bank charter and continue to provide trust and custody services. The purchase and sale transaction, which is subject to approval by federal and state regulatory authorities, is, expected to close within 90 to 120 days.

Results of Operations
                  Three Months Ended March 31, 1999 Versus
                     Three Months Ended March 31, 1998

     Net revenues, total revenues less interest expense, increased $1.1 million (2%) to $73.3 million, as a $4.7 million (48%) decline in investment banking revenues substantially offset gains in commissions, principal transactions and asset management revenues. Net expenses increased $4.0 million (6%) to $68.3 million, primarily as a result of higher general payroll and sales-related compensation which were partly offset by lower investment banking incentives, as well as technology upgrades and higher service bureau costs.
The effective tax rate was 40% for both the current and prior year.
     Revenue from principal transactions increased $2.3 million (20%). Corporate Bond trading profits, primarily from the Institutional Bond Group, were $1.8 million, up 84% from the prior year, and municipal bond trading profits increased 77% to $.6 million. Commissions on fixed income securities increased $3.3 million (67%) to $8.3 million, led by government agency obligations, up $.9 million (255%), investment grade corporate bonds, up
$.8 million (76%), municipal obligations, up $.8 million (51%), and collateralized mortgage obligations (CMOs), up $.7 million (292%). The increases in government agency and CMO sales were due to two new sales units established by Advest in the latter part of fiscal 1998: a fixed income sales unit in Boca Raton, Florida and a Community Reinvestment Act Sales (CRA) unit which sells securitized loans to banks and other financial institutions. On the equity side, over-the-counter trading losses were $.4 million in the March 1999 quarter compared with trading profits of $.4 million in the prior year and equity sales credits declined $1.3 million (27%). The swing in trading profits relates in part to rule changes implemented by the SEC which have consistently reduced the profit spreads of market makers over the past few years. In addition, trading profits in the 1998 quarter represented the highest in two years. Primarily in response to the SEC changes, there is an ongoing transition in the mix of over-the-counter business from principal to agency transactions as is evidenced by the sharp decline in principal business and a corresponding increase in agency business. See discussion of agency commissions below.
     Investment banking revenues declined $4.7 million (48%), primarily related to lower equity underwriting-related revenue. As discussed in the Overview, the volume of equity underwritings declined significantly from the 1998 quarter. $1.2 million of the decline relates to a change in accounting for stock warrants retroactively adopted in June 1998. The new accounting treatment resulted in a $1.1 million increase to revenues for the March 1998 quarter; conversely the impact to the current quarter was a reduction in revenues of $144,000 for a net year-to-year decline of $1.2 million. Merger and acquisition fee income decreased $.5 million (45%) and private placement fees declined $.4 million (85%) in the current year. Unit trust commissions increased $.4 million (40%).

     Agency commissions increased $1.9 million (6%) led by a $1.2 million (20%) increase in over-the-counter commissions. See related discussion above in principal transactions. Commissions on listed securities and options increased $.9 million (7%) and $.3 million (33%), respectively, while mutual fund commissions, including distribution fees, decreased $.4 million (4%). Commission revenue increases relate primarily to higher market volume and prices as previously discussed in the Overview.
     Asset management revenues increased $1.5 million (18%) primarily as a result of higher service fees related to money market accounts and increased fee-based managed account business at Advest. The Bank's revenue increased
25% to $.3 million primarily due to increased trust revenues. Other income increased $.7 million (36%) primarily due to higher fee income and proceeds from a legal settlement.
     Net interest income declined $.6 million (9%). The Bank's net interest income declined $.4 million (23%) primarily due to a declining asset base and reduced interest spreads related to a lower yields associated with its predominantly residential mortgage portfolio. Advest's net interest income declined $.2 million (4%) primarily due to higher costs of carrying inventory.
     Compensation costs increased $1.1 million (2%) primarily due to higher sales-related compensation, increased staff levels especially in research, investment banking, sales and trading departments higher investment banking which were partly offset by lower investment banking incentives and insurance costs. Communications costs increased $1.2 million (17%) primarily related to technology and software upgrades, telephone equipment and usage, service bureaus and volume-driven costs of Advest's third party data processor. Occupancy and equipment costs increased $.7 million (14%) primarily due to rent increases including the opening of new sales offices and computer and equipment rental and lease expenses.

                  Six Months Ended March 31, 1999 Versus
                     Six Months Ended March 31, 1998

     Net revenues increased $9.3 million (7%) and net expenses increased $11.0 million (9%). Year-to-year variances in principal transactions, net interest income, asset management and other revenues are consistent with the March quarter analysis. On the expense side, variances for compensation and benefits, communications and occupancy and equipment costs are consistent with the March quarter discussion.
     Agency commissions increased $1.9 million (3%) with substantially all of the increase in the March quarter. Commissions on listed and over-the-counter securities increased $1.3 million (5%) and $.9 million (7%), respectively, while mutual fund commissions decreased $.9 million (5%).
     Investment banking revenues declined $1.1 million (6%) as the $3.7 million first quarter gains on an equity investment discussed in the Overview partly offset second quarter revenue declines.

Liquidity and Capital Resources
                    Six Months Ended March 31, 1999

     Total assets increased $346.5 million (28%). Securities borrowed increased $255.2 million (94%) of which approximately $188.0 million represents an increase in firm securities borrowed with a corresponding increase in firm securities loaned. The balance of the increase was used primarily to cover a $55.5 million (37%) increase in short trading positions, mostly fixed income. Trading securities increased $89.6 million (37%) primarily related to new principal trading activities initiated by the broker/dealer in late fiscal 1998, as discussed previously. This increase was financed by short-term borrowings, which increased $129.3 million, and repurchase agreements of $16.8 million. Advest began entering into repurchase agreements with US treasury securities as collateral in the current quarter to lower the cost of carrying its trading inventories. (Refer to Summary of Significant Accounting Policies.) The balance of the increase in short-term borrowings was primarily used to finance a reduction in customer stock loaned. Total stock loaned increased
$142.6 million, however, firm securities loaned increased $188.0 million, as discussed above, while customer securities loaned declined $38.7 million since September 30, 1998.
     During the six months ended March 31, 1999, the Company re-purchased 240,900 shares of its common stock at a cost of $4.3 million under a buyback program begun in August 1990. Cash dividends of $.04 per share and $.05 per share, respectively, were declared for the quarters ended December 31, 1998 and March 31, 1999. A total of $.8 million was declared and/or paid. At March 31, 1999, 8,881,026 shares were outstanding.
     Subsequent to March 31, 1999, the Company announced that it will sell the financial assets and deposit liabilities of the Bank and enter into a strategic agreement with Hudson United Bank. Refer to discussion under Subsequent Event in the Overview above. As a result of the proposed agreements, the ongoing capital requirements of the Bank are expected to be significantly lower enabling the Company to redeploy approximately
$12.0 million of capital currently invested in the Bank. Most of the redeployed capital is expected to be invested in Advest for the purpose of reducing its short-term borrowings.
     There have been no other material changes to the Company's liquidity or capital resources since September 30, 1998.


Forward Looking Statements
     The Company and its subsidiaries conduct their businesses in financial markets that are influenced by many unpredictable factors, including economic conditions, monetary policies, interest and inflation rates, market liquidity, national and international political events, regulatory developments, changing tax law, the competitive environment and investor sentiment. These factors can significantly affect the transaction volume, price levels and volatility of financial markets, as well as the competitiveness of the Company's products and services within its industry. The Company's revenues and net earnings may vary significantly from period to period as a result. In addition to presenting historical information, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and similar matters. Numerous factors, many beyond the Company's control, could cause actual results to differ materially from the expectations expressed. Those factors include, among others, those listed above and the other risks and uncertainties noted elsewhere in this Form 10-Q. The Company does not undertake any obligation to publicly update or revise any forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the Company's market risk analysis during the current quarter ending March 31, 1999.

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


Item 2.  Changes in Securities

     During the current quarter the Company assigned 43,351 shares of its common stock as compensation to employees under separate Employment Agreements.


Item 4.  Submission of Matters to a Vote of Security Holders
     The Company commenced solicitation of proxies on December 31, 1998, in connection with its Annual Meeting held on January 28, 1999. The solicitation was performed in accordance with Section 14 of the Securities and Exchange Act of 1934 and the rules thereunder. There was no solicitation in opposition to management's solicitation. A total of 7,427,700 shares were represented at the meeting out of the total of 8,895,709 shares issued and outstanding as of the December 10, 1998 record date for the meeting.
     At the Annual Meeting, the reelection as director of Richard G. Dooley and Robert W. Fiondella to serve for three year terms expiring in 2002 was considered. All such nominees were reelected to the Board of Directors. The nominees received the following votes:

                                In Favor
                     --------------------------------
Nominee              In Person    By Proxy      Total      Withheld

Richard G. Dooley        232      6,777,511   6,777,743      650,478
Robert W. Fiondella      232      6,777,045   6,777,277      650,944

     The terms of office of the following continuing directors expire in 2000:
Sanford Cloud, Jr., Grant W. Kurtz, Barbara L. Pearce, and Allen Weintraub. The terms of office of the following continuing directors expire in 2001:
Ronald E. Compton, William B. Ellis and Marne Obernauer, Jr. The following director did not continue on the Board of Directors of the Company following the January 28, 1999 Annual Meeting: John A. Powers.

     The only other matter considered at the Annual Meeting was a stockholder proposal submitted by Mr. John Jennings Crapo concerning disclosure of charitable contributions by the Company. Mr. Crapo's proposal was defeated, with the following votes:

      In Favor      Against     Abstaining      No Votes

       765,174    4,583,701        73,968       2,005,377

     No other matters were voted upon at the annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
      Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)

      The interim financial information contained herein has been subjected to a review by PricewaterhouseCoopers LLP, the registrant's Independent Accountants, whose report is included on page 15 of this filing.

    (b) Reports on Form 8-K
      None.

                        Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and subsidiaries (the "Company") as of March 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




Hartford, Connecticut
April 14, 1999

                                Signatures


	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                                  The Advest Group, Inc.
                                                        Registrant




Date      May 12, 1999                          /s/ Grant Kurtz
                                                     Grant Kurtz,
                                               Chief Executive Officer
                                                    and President



Date      May 12, 1999                         /s/ Martin M. Lilienthal
                                                Martin M. Lilienthal,
                                             Executive Vice President and
                                                Chief Financial Officer

                                 Exhibit Index


  Exhibit     Description

    27 Financial Data Schedule (Selected financial data - for EDGAR electronic transmission only for SEC.)