Form 10-Q
period 1999-06-30
ADVEST GROUP INC
filed 1999-08-13
CIK 319489

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549


                                FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X       SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended       June 30, 1999

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

                                           Yes    X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                        8,922,556  Shares
           Class                             Outstanding at August 5, 1999

                           THE ADVEST GROUP, INC.

                                   INDEX


                                                                    Page No.
Part I.  Financial Information

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheets
          June 30, 1999 and September 30, 1998                          3

     Condensed Consolidated Statements of Earnings
          Three and Nine Months Ended June 30, 1999 and 1998            4

     Condensed Consolidated Statements of Cash Flows
          Nine Months Ended June 30, 1999 and 1998                      5

     Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk   13


Part II.  Other Information

Item 1.   Legal Proceedings                                            14

Item 2.   Changes in Securities                                        14

Item 6.   Exhibits and Reports on Form 8-K                             14

Signatures                                                             16