Form 10-Q/A
period 1999-06-30
ADVEST GROUP INC
filed 1999-08-19
CIK 319489

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

                              Part I.  Financial Information
Item 1.  Financial Statements

                                  The Advest Group, Inc.
                           Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts            June 30, 1999     September 30, 1998
------------------------------------------------------------------------------------------------
                                                              Unaudited
Assets
Cash and short-term investments
     Cash and cash equivalents                                $   25,974           $   13,882
     Cash and securities segregated under federal and
        other regulations                                            252                  248
                                                              -----------          -----------
                                                                  26,226               14,130
                                                              -----------          -----------
Receivables
     Securities borrowed                                         583,068              270,638
     Brokerage customers, net                                    489,946              433,840
     Brokers and dealers                                          14,037                5,310
     Other                                                        28,267               20,605
                                                              -----------          -----------
                                                               1,115,318              730,393
                                                              -----------          -----------
Securities
     Trading, at market value                                    342,010              241,681
     Available for sale, at market value                          11,050               11,787
     Held to maturity (market values of $17,088 and $18,911)      17,088               18,776
                                                              -----------          -----------
                                                                 370,148              272,244
                                                              -----------          -----------
Other assets
     Equipment and leasehold improvements, net                    12,954               13,377
     Net assets of discontinued operations                            --                6,166
     Other                                                        26,207               24,787
                                                              -----------          -----------
                                                                  39,161               44,330
                                                              -----------          -----------
Total assets                                                  $1,550,853           $1,061,097
                                                              ===========          ===========
Liabilities & shareholders' equity
Liabilities
     Securities loaned                                        $  519,337           $  216,275
     Brokerage customers                                         332,489              329,975
     Securities sold, not yet purchased, at market value         233,834              149,189
     Short-term borrowings                                       206,696              134,762
     Long-term borrowings                                         30,598               41,308
     Compensation and benefits                                    25,239               27,247
     Checks payable                                               20,034                2,973
     Brokers and dealers                                          16,236               13,984
     Securities sold under agreements to repurchase                1,146                   --
     Net liabilities of discontinued operations                      580                   --
     Other                                                        33,089               21,717
                                                              -----------          -----------
                                                               1,419,278              937,430
                                                              -----------          -----------
Shareholders' equity
     Common stock, par value $.01, authorized 25,000,000 shares,
        issued 10,905,239 and 10,893,159 shares                      109                  109
     Paid-in capital                                              75,979               72,966
     Retained earnings                                            74,789               65,785
     Accumulated other comprehensive income, net                      (6)                 (12)
     Unamortized restricted stock compensation                    (1,939)              (1,081)
     Treasury stock, at cost, 2,002,274 and 1,943,833 shares     (17,357)             (14,100)
                                                              -----------          -----------
                                                                 131,575              123,667
                                                              -----------          -----------
Total liabilities and shareholders' equity                    $1,550,853           $1,061,097
                                                              ===========          ===========
----------------------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements

                              The Advest Group, Inc.
                    Condensed Consolidated Statements of Earnings
                                   (unaudited)

                                       Three months ended             Year to date
                                            June 30,                    June 30,
 In thousands, except                 ---------------------       --------------------
 per share amounts                       1999        1998            1999        1998
--------------------------------------------------------------------------------------
 Revenues
   Commissions                         $37,820     $33,039        $105,558    $ 98,883
   Interest                             15,454      14,241          41,116      40,219
   Principal transactions               12,685      11,191          41,547      33,558
   Investment banking                    8,887      10,776          26,293      29,276
   Asset management and administratio   10,159       8,432          28,596      24,716
   Other                                 1,725       1,462           5,862       4,715
                                       -------     -------        --------    --------
   Total revenues                       86,730      79,141         248,972     231,367
                                       -------     -------        --------    --------
 Expenses
   Compensation                         51,956      45,378         149,113     136,148
   Interest                              9,753       8,416          24,342      23,165
   Communications                        8,150       7,563          23,719      20,322
   Occupancy & equipment                 4,877       4,732          15,195      13,770
   Business development                  2,056       1,970           5,686       5,360
   Professional                          1,601       1,394           4,010       3,569
   Brokerage, clearing & exchange        1,286       1,163           3,781       3,415
   Other                                 2,177       1,994           5,874       5,171
                                       -------     -------        --------    --------
   Total expenses                       81,856      72,610         231,720     210,920
                                       -------     -------        --------    --------
 Income before taxes                     4,874       6,531          17,252      20,447

   Provision for income taxes            1,950       2,612           6,901       8,179
                                       -------     -------        --------    --------
 Income from continuing operations       2,924       3,919          10,351      12,268

   Income from discontinued
        operations, net of taxes           295         229             603         638

   Loss on sale of discontinued
        operations, net of taxes           705          --             705          --
                                       -------     -------        --------    --------
 Net income                            $ 2,514     $ 4,148        $ 10,249    $ 12,906
                                       =======     =======        ========    ========
--------------------------------------------------------------------------------------
Per share data:
   Basic earnings:
   Continuing operations               $  0.36     $  0.48        $   1.29    $   1.50
   Discontinued operations                0.04        0.03            0.08        0.08
   Loss on sale of discontinued
        operations                        0.09          --            0.09          --
                                       -------     -------        --------    --------
   Net income                          $  0.31     $  0.51        $   1.28    $   1.58
                                       =======     =======        ========    ========
   Diluted earnings:
   Continuing operations               $  0.32     $  0.42        $   1.12    $   1.31
   Discontinued operations                0.03        0.02            0.07        0.07
   Loss on sale of discontinued
        operations                        0.08        0.00            0.08        0.00
                                       -------     -------        --------    --------
   Net income                          $  0.27     $  0.44        $   1.11    $   1.38
                                       =======     =======        ========    ========
   Dividends declared                  $  0.05     $  0.04        $   0.14    $   0.12
                                       =======     =======        ========    ========
See Notes to Consolidated Financial Statements


                                     The Advest Group, Inc.
                         Condensed Consolidated Statements of Cash Flows
                                           Unaudited
                                                                    Nine months ended June 30,
                                                                    ---------------------------
In thousands                                                          1999                1998
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $  10,249           $  12,906
Income from discontinued operations                                    (603)               (638)
Loss on sale of discontinued operations                                 705                  --
                                                                  ----------          ----------
Income from continuing operations                                    10,351              12,268
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities of continuing operations:
        Depreciation and amortization                                 8,135               6,765
        Provision for credit losses and asset devaluation                80                 268
        Deferred income taxes                                             5                 667
        Other                                                          (993)                  6
   (Increase) decrease in operating assets:
        Receivables from brokerage customers, net                   (55,882)            (86,409)
        Securities borrowed                                        (312,430)           (106,532)
        Receivables from brokers and dealers                         (8,727)             (4,317)
        Trading securities                                          (99,837)           (112,907)
        Cash and securities segregated under federal and other r         (4)                 18
        Other                                                       (12,976)             (7,198)
   Increase (decrease) in operating liabilities:
        Brokerage customers                                           2,514               1,840
        Securities loaned                                           303,062             108,983
        Securities sold, not yet purchased                           84,645              92,665
        Checks payable                                               17,061               1,172
        Other                                                        14,821                (355)
                                                                  ----------           ---------
Net cash used in operating activities of continuing operations      (50,175)            (93,066)
                                                                  ----------           ---------
FINANCING ACTIVITIES
     Repayment of short-term borrowings                                (195)             (1,575)
     Short-term brokerage borrowings, net                            70,437             108,180
     Repurchase agreements                                            1,146                  --
     Other                                                           (4,082)                117
                                                                  ----------           ---------
Net cash provided by financing activities of continuing operatio     67,306             106,722
                                                                  ----------           ---------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Sales of available for sale securities                         13,414              35,853
      Maturities of available for sale securities                       810               2,260
      Maturities of held to maturity securities                      18,603              17,222
      Purchases of available for sale securities                    (12,913)            (37,383)
      Purchases of held to maturity securities                      (16,599)            (15,500)
  Principal collections on loans                                      1,589                 125
  Loans originated                                                     (513)               (716)
  Other                                                              (7,292)             (9,028)
                                                                  ----------           ---------
Net cash used in investing activities of continuing operations       (2,901)             (7,167)
Net cash used in discontinued operations                             (2,138)            (10,070)
                                                                  ----------           ---------
Increase (decrease) in cash and cash equivalents                     12,092              (3,581)
Cash and cash equivalents at beginning of period                     13,882              12,459
                                                                  ----------           ---------
Cash and cash equivalents at end of period                        $  25,974            $  8,878
                                                                  ==========           =========
------------------------------------------------------------------------------------------------
Interest paid                                                     $  23,471            $ 22,386
Income taxes paid                                                 $   8,402            $ 11,175
Non-cash activities:
     Restricted stock awards, net of forfeitures                  $   1,261            $    385
See Notes to Consolidated Financial Statements
                                                 5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Financial Statements:
     The consolidated financial statements include the accounts of The Advest
Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer, and Advest Bank and Trust Company (the "Bank"), a federal savings bank. During the current quarter, the Company announced that it was entering into two agreements with a third party financial institution, which include the sale of the Bank's lending and deposit businesses. The Company provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods presented have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 1998 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
     The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of
Financial Condition and Results of Operations included in the Company's
Annual Report for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on Form 10-K.

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

Other accounting pronouncements
     In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage
Loans Held for Sale by a Mortgage Banking Enterprise".  The Company adopted
SFAS 134 as of January 1, 1999, as required, and its adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.
     SFAS 134 amends SFAS 65 to require that, after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and positive intent to sell or hold those investments.
     In June 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of SFAS 133." SFAS 133, "Accounting for Derivative Instruments and Hedging
Activities" was issued in June 1998.  SFAS 137 defers the effective date for

SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 as amended by SFAS 137 during fiscal
2001, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

3.  Capital and Regulatory Requirements:
     Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange
Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At June
30, 1999, Advest's regulatory net capital of $65.5 million was 12% of aggregate debit balances and exceeded required net capital by $54.4 million.
     Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. As a federal chartered savings bank, the Bank is required to limit annual dividends to the most recent four quarters of net income, subject to limitations. No dividends have been declared or paid by the Bank during the current fiscal year. At June 30, 1999, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 8.80%, 10.48% and 10.45%, respectively, which met all regulatory requirements.

4. Common Stock:
     The following table provides the calculation of net income per common share for the three and nine months ended June 30, 1999 and 1998:

                                          For the quarters ended June 30,
                                          Basic                  Diluted
                                    ------------------      -----------------
In thousands, except
per share amounts                    1999        1998        1999        1998
------------------------------------------------------------------------------
Income from continuing operations   $2,924      $3,919      $2,924      $3,919
Income from discontinued
     operations, net of taxes          295         229         295         229
Loss on sale of discontinued
     operations, net of taxes          705          --         705          --
                                    ------      ------      ------      ------
Net income                          $2,514      $4,148      $2,514      $4,148
                                    ======      ======      ======      ======
Average number of common shares
     outstanding during the period   8,889       8,954       8,889       8,954
Adjustments:
     Contingently issuable shares     (892)       (772)         --          --
     Exercise of stock options          --          --         366         473
                                    ------      ------      ------      ------
Average number of common
     shares outstanding              7,997       8,182       9,255       9,427
                                    ======      ======      ======      ======

Income from continuing operations  $  0.36     $  0.48     $  0.32     $  0.42
Income from discontinued
     operations, net of taxes         0.04        0.03        0.03        0.02
Loss on sale of discontinued
     operations, net of taxes         0.09          --        0.08          --
                                   -------     -------     -------     -------
Net income                         $  0.31     $  0.51     $  0.27     $  0.44
                                   =======     =======     =======     =======

                                        For the nine months ended June 30,
                                          Basic                  Diluted
                                   -------------------     -------------------
In thousands, except
per share amounts                    1999        1998        1999        1998
------------------------------------------------------------------------------
Income from continuing operations  $10,351     $12,268     $10,351     $12,268
Income from discontinued
     operations, net of taxes          603         638         603         638
Loss on sale of discontinued
     operations, net of taxes          705          --         705          --
                                   -------     -------     -------     -------
Net income                         $10,249     $12,906     $10,249     $12,906
                                   =======     =======     =======     =======
Average number of common shares
     outstanding during the period   8,875       8,847       8,875       8,847
Adjustments:
     Contingently issuable shares     (875)       (701)         --          --
     Exercise of stock options          --          --         370         480
                                   -------     -------     -------     -------
Average number of common
     shares outstanding              8,000       8,146       9,245       9,327
                                   =======     =======     =======     =======

Income from continuing operations  $  1.29     $  1.50     $  1.12     $  1.31
Income from discontinued
     operations, net of taxes         0.08        0.08        0.07        0.07
Loss on sale of discontinued
     operations, net of taxes         0.09          --        0.08          --
                                   -------     -------     -------     -------
Net income                         $  1.28     $  1.58     $  1.11     $  1.38
                                   =======     =======     =======     =======

5. Comprehensive Income:
     In October 1998, the Company adopted the provisions of FASB Statement
No. 130, "Reporting Comprehensive Income". Statement No. 130 requires reporting of comprehensive income for all gains and losses that result from transactions not included in net earnings. The components of comprehensive income are as follows:

                                                     June 30,
                                    -----------------------------------------
                                    Three months ended      Nine months ended
                                    -------------------    -------------------
In thousands                          1999       1998        1999        1998
------------------------------------------------------------------------------
Net income                           $2,514     $4,148     $10,249     $12,906

Other comprehensive income:
    Unrealized holding gains/losses
        arising during period           238          6         194          72
    Less: reclassification
        adjustment for gains
        realized in net income         (183)        --        (183)         56
                                     -------    -------     -------     -------
    Net unrealized holding
        gains/losses arising
        during the period                55          6          11         128
    Deferred income taxes                15          2           5          48
                                     -------    -------     -------     -------

    Total other comprehensive income     40          4           6          80
                                     -------    -------     -------     -------
Comprehensive income                 $2,554     $4,152     $10,255     $12,986
                                     =======    =======    ========    ========

6. Discontinued Operations:
     On May 11, 1999, the Company announced the sale of its deposit and lending businesses to a third party financial institution. Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of
Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," the consolidated financial statements of the Company reflect the disposition of certain assets and liabilities of the Bank. Accordingly, the consolidated Company's revenues, costs and expenses, assets and liabilities, and cash flows have been restated to exclude the lending and deposit businesses of the Bank from the respective captions in the Condensed
Consolidated Statement of Earnings, Condensed Consolidated Balance Sheets and
Condensed Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income from discontinued operations," net of applicable income taxes; as "Net liabilities or assets of discontinued operations"; and as "Net cash used in discontinued operations".
     Summarized financial information for discontinued operations is as follows:

                                                    June 30,
                                   -----------------------------------------
                                   Three months ended     Nine months ended
                                   ------------------     ------------------
In thousands                          1999      1998       1999       1998

Revenue                              $3,002    $3,728     $9,216    $11,896
Income before taxes                     492       382      1,005      1,063
Net income                              295       229        603        638


                                            At June   At September
In thousands                               30, 1999       30, 1998
------------------------------------------------------------------
Total assets                                160,435        178,340
Total liabilities                           161,015        172,174
Net assets of discontinued operations            --          6,166
Net liabilities of discontinued operations      580             --


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     The Advest Group, Inc. ("AGI"), together with its subsidiaries (the
"Company"), provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management. All aspects of the Company's business are highly competitive and impacted by regulatory and other factors outside of its control, including domestic and global economic and financial conditions, the volume and price levels of securities markets, the demand for investment banking services and interest rate volatility. The Company closely monitors its operating environment to enable it to respond promptly to market cycles. In addition, the Company seeks to lessen earnings volatility by controlling expenses, increasing fee-

based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.
     Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides brokerage, investment banking and asset management services to retail and institutional investors through 90 sales offices in 16 states and Washington, DC. Advest Bank and Trust Company (the
"Bank"), a FDIC-insured, federal savings bank, offers residential mortgage lending and trust services primarily through Advest's branch network. During the current quarter, the Company announced that it was entering into two agreements with a third party financial institution, which include the sale of the Bank's lending and deposit businesses. As required, the Company has disclosed the net loss from the sale of the discontinued operations as a separate component of earnings and restated all prior periods to separately disclose income from discontinued operations. Refer to discussion below and under the caption "Advest Bank and Trust." The purchase and sale transaction resulted in a pre-tax profit of $.3 million, after anticipated severance costs. However, the after tax impact was a charge of $.7 million due to tax implications related to the reversal of the Bank's loan loss reserves.
     The Company reported income from continuing operations of $2.9 million
($.32 per share) compared with $3.9 million ($.42 per share), last year, a decline of 25%. Income from discontinued operations was $.3 million ($.03 per share) compared with $.2 million ($.02 per share) last year. The loss on sale of discontinued operations was $.7 million or $.08 per diluted share.
Net income, was $2.5 million ($.27 per share) compared with $4.1 million
($.44 per share) in the prior year, a 39% decline.  Total revenues increased
10% to $86.7 million and total expenses increased 13% to $81.9 million.
     Through the first nine months of fiscal 1999, income from continuing operations was $10.4 million ($1.12 per share), down 16% from $12.3 million
($1.31 per share) last year. Income from discontinued operations was $.6 million ($.07 per share) for both the 1999 and 1998 periods. Net income was $10.2 million ($1.11 per share) compared with $12.9 million ($1.38 per share) in the prior year, a decline of 21%. Total revenues increased 8% to $249.0 million while total expenses increased 10% to $231.7 million.

Advest, Inc.
     The Federal Reserve, as expected, raised the fed funds rate 25 basis points the last day of the current quarter. Rate increases generally cause stock and bond prices to decline, however, indications that a second rate hike was not imminent caused both stock and bond markets to rally at quarter end, with two of the major equity indices achieving new highs. The Dow Jones
Industrial Average (DJIA) gained 12% during the quarter, 23% for the twelve month period, surpassing the 11000 threshold before closing at 10971, off 1% from its high. The S&P 500 and Nasdaq Composite achieved record highs, closing up 7% each for the quarter, and 21% and 42%, respectively, for the twelve months ended June 30, 1999. The interest rate hike, forewarned by the Fed in May, had a negative impact on underwriting activities during the current quarter. Total stock and bond underwritings declined 8% from the June 1998 quarter. Merger and acquisition activity, although at near record peaks, has declined considerably in all but a handful of industry sectors.
     Advest, Inc. posted record revenues of $85.8 million, reflecting a 10% increase from the prior year. Record levels were attained for agency commissions, up 14%, interest income, up 8%, and asset management revenues, up 22%. Revenue from principal transactions increased 13% while investment banking revenues declined 18%. Expenses increased 12% to $80.1 million.
Pre-tax profits decreased 20% to $5.7 million from the prior year, but reflected a modest increase from the immediately preceding quarter.

Advest Bank and Trust
     During the current quarter, the Company announced that it will enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company.
Under the terms of a purchase and sale agreement, Hudson will acquire the loan and other financial assets and assume the deposit liabilities of the Bank. In a separate agreement, Advest and Hudson will enter into a strategic alliance whereby Hudson will become the exclusive provider of banking products and services to Advest and its clients. Concurrent with the agreements, the Bank will end its mortgage origination and deposit services but will retain its bank charter and continue to provide trust and custody services. The purchase and sale transaction, which is subject to approval by federal and state regulatory authorities, is expected to close in the first quarter of fiscal 2000.
     Income from discontinued operations reflects the after tax operating results of the Bank's lending and deposit operations and, along with the loss on the sale of discontinued operations, is discussed in the Overview above.
Total revenues and expenses for the Bank's retained trust and custody operations are not material to consolidated results.

Results of Operations
                  Three Months Ended June 30, 1999 Versus
                     Three Months Ended June 30, 1998

     Net revenues, total revenues less interest expense, increased $6.3
million (9%) to $77.0 million.   Net expenses increased $7.9 million (12%) to
$72.1 million, primarily as a result of higher sales-related compensation and general payroll. The effective tax rate was 40% for both the current and prior year.
     Agency commissions increased $4.8 million (14%) led by a $2.3 million
(19%) increase in listed commissions, a $1.4 million (24%) increase in over-
the-counter commissions and a $.8 million (35%) increase in insurance commissions. Mutual fund commissions, including distribution fees, were substantially unchanged from the 1998 quarter.  Commissions on listed and over-the-counter securities increased primarily due to high share volume and prices as previously discussed in the Overview.
     Revenue from principal transactions increased $1.5 million (13%).
Commissions on fixed income securities increased $2.8 million (52%), led by investment grade corporate bonds, up $.9 million (75%), government agency obligations, up $.8 million (272%), and collateralized mortgage obligations
(CMOs), up $.3 million (56%).  The increases in government agency and CMOs sales were due primarily to two new sales units established by Advest in the latter part of fiscal 1998: a fixed income sales unit in Boca Raton, Florida and a Community Reinvestment Act Sales (CRA) unit which sells securitized
loans to banks and other financial institutions.   Fixed income trading
profits declined across the board primarily as a result of higher interest rates and investor concerns that interest rates would be increasing.  Trading profits for corporate, municipal and government bonds declined $.2 million
(25%), $.4 million (67%) and $.1 million (60%), respectively.  On the equity side, trading profits were $172,000 in the June 1999 quarter compared with a trading loss of $159,000 in the prior year and equity sales credits declined
$.7 million (17%).
     Investment banking revenues decreased $1.9 million (18%). Merger and acquisition fee income declined $2.5 million (69%) reflecting a dearth of activity in most industry sectors as discussed previously.  Private placement fees in the Corporate Fixed Income Group declined $.7 million (67%) and unit trust commissions declined $.4 million (21%) primarily due to interest rate concerns.  These declines were partly offset by a $.5 million (108%) year-to-
year increase in underwriting fees and a $1.1 million (51%) increase in related sales credits. Current quarter revenues increased $1.1 million due primarily to unrealized gains on equity warrants received in connection with investment banking activities.
     Asset management revenues increased $1.7 million (20%) primarily as a result of increased fee-based managed account business and higher service fees related to money market accounts at Advest. The Bank's revenue increased
26% to $341,000 primarily due to increased trust revenues.
     Compensation costs increased $6.6 million (15%) primarily due to higher sales-related compensation and increased staff levels especially in retail sales management, data processing and fixed income personnel. Communications costs increased $.6 million (8%) primarily related to higher volume-driven costs of Advest's third party data processor and higher service bureaus costs related to enhanced desktop technology.

                    Nine Months Ended June 30, 1999 Versus
                       Nine Months Ended June 30, 1998

     Net revenues increased $16.4 million (8%) and net expenses increased
$19.6 million (10%). Year-to-year variances in agency commissions and asset management are consistent with the June quarter analysis. On the expense side, variances for compensation and benefits and communications are consistent with the June quarter discussion.
     Revenue from principal transactions increased $8.0 million (24%) primarily related to a $9.6 million (66%) increase in fixed income sales credits and a $2.0 million (77%) increase in corporate bond trading profits.
 These increases were partly offset by a $2.7 million (19%) decline in equity sales credits. Current year results reflect an over-the-counter trading loss of $.6 million compared with a profit of $142,000 a year ago, reflective of the current market environment which has resulted in part from rule changes implemented by the SEC which have reduced the profit spreads of market makers over the past few years. Primarily in response to the SEC changes, there is an ongoing transition in the mix of over-the-counter business from principal to agency transactions as is evidenced by the sharp decline in principal business and a corresponding increase in agency business. See discussion of agency commissions as well.
     Investment banking revenues declined $3.0 million (10%) with declines posted in virtually all business activities. Merger and acquisition fees declined $2.2 million (45%) and private placement fees declined $1.2 million
(40%). Total sales credits, which include equities, fixed income securities and mutual funds, declined $2.1 million (21%). Equity underwriting fees declined $.4 million (16%) and related trading profits declined $.9 million
(83%).  Corporate syndicate trading profits declined $.4 million (53%).
These declines were partly offset by a $4.0 million increase in the firm trading account primarily related to a first quarter $3.7 million realized gain on an equity investment acquired in connection with Advest's investment banking activities.
     Other income increased $1.1 million (24%) primarily due to higher fee income and proceeds from a legal settlement.
     Occupancy and equipment costs increased $1.4 million (10%) primarily due to rent increases, including the opening of new sales offices, and computer and equipment rental and lease expenses related to firm-wide desktop technology upgrades. Professional fees increased $.4 million (12%) primarily related to consulting costs associated with the Company's risk management activities.

Liquidity and Capital Resources
                      Nine Months Ended June 30, 1999

     Total assets increased $489.8 million (46%). Securities borrowed increased $312.4 million (115%) of which approximately $229.2 million represents an increase in firm securities borrowed with a corresponding increase in firm securities loaned. The balance of the increase was used primarily to cover a $84.6 million (57%) increase in short trading positions, mostly fixed income. Trading securities increased $100.3 million (42%) primarily related to new principal trading activities initiated by the broker/dealer in late fiscal 1998. This increase was financed primarily by short-term borrowings, which increased $71.9 million (53%).
     During the nine months ended June 30, 1999, the Company re-purchased
264,700 shares of its common stock at a cost of $4.8 million under a buyback program begun in August 1990. Cash dividends totaling $1.2 million were declared and/or paid. At June 30, 1999, 8,902,965 shares were outstanding.
     During the current quarter, the Company announced that it will sell the financial assets and deposit liabilities of the Bank and enter into a strategic agreement with Hudson United Bank. Refer to discussion under Advest Bank and Trust above. As a result of the proposed agreements, the ongoing capital requirements of the Bank are expected to be significantly lower enabling the Company to redeploy approximately $12.0 million of capital currently invested in the Bank. Most of the redeployed capital is expected to be invested in Advest for the purpose of reducing its short-term borrowings.
     There have been no other material changes to the Company's liquidity or capital resources since September 30, 1998.

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



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes to the Company's market risk analysis during the quarter ending June 30, 1999.






                         Part II. Other Information


Item 1.  Legal Proceedings

     The Company has been named as defendant, or has been threatened with being named defendant in various actions, suits and proceedings before a court or arbitrator arising principally from its securities and investment banking business. Such matters involve alleged violations of federal and state securities laws and other laws. Certain of these actions claim substantial damages and, if determined adversely to the Company, could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. The Estate of Gabriel Levine and his wife and various related entities have threatened a proceeding before the American Arbitration Association against Advest. They originally commenced related arbitration and court proceedings in 1993, which were stayed pending consideration of statute of limitations defenses. In 1998 the Connecticut
Supreme Court ruled that arbitrators and not a court should decide whether those defenses apply. The claimants allege that the option trading in their accounts was unsuitable, and that there was a failure to disclose risks and to supervise their accounts. In court papers filed in 1993 the claimants asserted claims for principal losses of nearly $30,000,000, plus interest since October 1987. Management believes that Advest, Inc. has strong defenses to these claims and intends to defend them vigorously. While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel, believes that the resolution of all matters pending or threatened against the Company will not have a material adverse effect on the financial condition or future results of operations or cash flows of the Company.


Item 2.  Changes in Securities

     During the current quarter the Company assigned 12,061 shares of its common stock as compensation to employees under separate Employment
Agreements.


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

       Exhibit 10(a) -- Amendment to Employment Agreement with
            President/Chief Executive Officer
       Exhibit 10(b) -- Second Amendment to The Advest Group, Inc.
            Nonqualified Executive Post-Employment Income Plan effective as of June 3, 1999
       Exhibit 27 -- Financial Data Schedule (Selected financial
            data - for EDGAR electronic filing only to SEC)
       The interim financial information contained herein has been subjected to a review by PricewaterhouseCoopers LLP, the registrant's Independent Accountants, whose report is included on page 15 of this filing.

    (b) Reports on Form 8-K
      Form 8-K filed May 11, 1999 concerning Strategic Alliance Agreement and
Purchase and Sale Agreement between the Company and Hudson United Bancorp.

                        Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The
Advest Group, Inc. and subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

 /s/ PricewaterhouseCoopers LLP


Hartford, Connecticut
July 14, 1999





                                 Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                     The Advest Group, Inc.
                                           Registrant




Date      August 12, 1999                   /s/ Grant Kurtz
                                              Grant Kurtz,
                                              Chief Executive Officer
                                              and President



Date      August 12, 1999                   /s/ Martin M. Lilienthal
                                              Martin M. Lilienthal,
                                              Executive Vice President and
                                              Chief Financial Officer



















                                  Exhibit Index


 Exhibit   Description                                                 Page

  10(a)    Amendment to Employment Agreement with President/Chief
           Executive Officer                                            18

  10(b)    Second Amendment to The Advest Group, Inc. Nonqualified
           Executive Post-Employment Income Plan  effective as of
           June 3, 1999                                                 20

    27     Financial Data Schedule (Selected financial data - for
           EDGAR electronic transmission only for SEC.)                 22









                                    17






