Form 10-K
period 1999-09-30
ADVEST GROUP INC
filed 1999-12-20
CIK 319489

                                 United States
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                   For the fiscal year ended September 30, 1999
                                      Or
(  )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
              For the transition period from _________ to _________
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

Indicate by an (X) if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $147,575,711 as of December 3, 1999.

On December 3, 1999 the Registrant has outstanding 8,929,124 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

Part III incorporates information by reference from the Registrant's definitive proxy statement for the annual meeting to be held on January 27, 2000.

Part I
Item 1.  Business

General Development of Business
The Advest Group, Inc. ("AGI"), a Delaware corporation, is a financial services holding company engaged, with its operating subsidiaries (collectively the "Company"), in securities brokerage, trading, investment banking, asset management, trust and other financial services. It is organized under the laws of Delaware and commenced operations on January 1, 1977. AGI is successor to a partnership which resulted from mergers of five New York Stock Exchange, Inc. ("NYSE") member firms organized between 1898 and 1919. The Company's broker/dealer subsidiary, Advest, Inc. ("Advest"), was organized to succeed the business of the partnership, effective January 1, 1977. Since that date, a number of other operating subsidiaries in the brokerage and financial services industries have been established or acquired.
	In addition to Advest, operating subsidiaries include Advest Bank and Trust Company (the "Bank"), a federal savings bank; Boston Advisors ("BA"), an investment advisor, and Billings & Company, Inc. ("Billings"), a real estate services company. Material acquisitions and dispositions by the Company during the past five years follow.
	During fiscal 1995, the Company sold the investment advisory business related to its proprietary mutual funds in three separate transactions. The total gain from all sales was $10.1 million. Additional consideration of $.1 and $.6 million was received in fiscal 1997 and 1996, respectively, under the terms of one of the sales agreements.
	In October 1996, the Company formed The Hannah Consulting Group ("HCG"), an investment management subsidiary, located in Boston, MA, that provided investment management services primarily to pension plans. Effective October 1, 1997, HCG was merged into Advest's Investment Management Services Department.
In October 1997, Advest acquired Ironwood Capital Ltd. ("Ironwood"), a private investment bank that originates and distributes private placements of taxable fixed income securities. Ironwood and its twelve employees became the Corporate Fixed Income Group of Advest's Investment Banking Division. The Company issued 137,060 shares of its common stock in conjunction with the acquisition which was accounted for as a pooling of interests. Due to the immaterial effect on the Company's consolidated financial condition, results of operations and cash flows, operating results of Ironwood were included prospectively in the Company's consolidated financial statements. Under a separation agreement entered with the Company during the fourth quarter of fiscal 1999, the employees of the Corporate Fixed Income Group once again became an independent corporation, effective September 30, 1999. Expenses related to the separation agreement have been accrued as of September 30, and are not material to results of operations.
	In May 1999, the Company announced that it would enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company. Advest and Hudson entered into a strategic alliance whereby Hudson became the exclusive provider of banking products and services to Advest and its clients. The strategic alliance agreement became effective September 1, 1999 and, concurrently, the Bank ceased its mortgage origination operations. Under the terms of a separate purchase and sale agreement, Hudson acquired the loan and other financial assets and assumed the deposit liabilities of the Bank. The purchase and sale agreement was approved by the Office of Thrift Supervision ("OTS") and closed November
30,1999. The Bank retained its federal bank charter and will provide trust and custody services through referrals from Advest's retail sales force.
	Advest is engaged in a broad range of activities in the securities brokerage, investment banking and asset management businesses. Specific services include retail brokerage, institutional sales, origination of and participation in underwritings and distribution of corporate and municipal securities, market making and trading activities in equities and fixed income securities, research, custody and asset management.
	Advest has been classified by the Securities and Exchange Commission ("SEC") and the Securities Industry Association as a "large regional" brokerage firm. "Regional" is a term commonly used in the securities industry to indicate that a firm's headquarters are located outside New York City. Advest has retail clients in all fifty states with the largest concentration in the Northeast and Midwest regions and also services institutional accounts throughout the country. At September 30, 1999, Advest had 91 sales locations, including satellite offices, and account executives, including trainees, in 16 states and the District of Columbia as follows:

                      Number of            Number of
	State                 Locations       Investment Executives
	Connecticut               11                  80
	District of Columbia       1                   9
	Florida                    8                  57
	Illinois                   1                   5
	Kentucky                   3                  13
	Maine                      5                  21
	Maryland                   1                   4
	Massachusetts              8                  45
	Missouri                   1                   8
	New Hampshire              4                   8
	New Jersey                 4                  20
	New York                  15                 113
	Ohio                      12                  68
	Pennsylvania              11                  45
	Rhode Island               1                  13
	Vermont                    1                   3
	Virginia                   4                  14
	                          --                 ---
                           91                 526
                           ==                 ===
	Advest is a member of all major securities exchanges in the United States, the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC"). In addition, Advest is registered with the Commodity Futures Trading Commission ("CFTC") as a commodity trading advisor and a futures commission merchant and clears all option transactions through an independent third party broker.
	The Bank commenced operations in 1984 as a state-chartered savings bank and converted to a federal savings bank during fiscal 1997. The Office of Thrift Supervision ("OTS") regulates the Bank and its federal charter enables the Bank to provide trust services in all 50 states. The Bank's headquarters are located at 90 State House Square, Hartford, Connecticut 06103 and maintains no retail branches. The Bank has trust representatives in Springfield, MA, Columbus, OH, Farmington, CT, Pittsburgh, PA and Boca Raton, FL, the last of which was opened in fiscal 1998. Trust representatives share office space with Advest retail offices. The Bank's principal business activities consist of soliciting and servicing fiduciary and retirement plan trust business, primarily to clients of Advest.
	In fiscal 1997, the OTS approved requests by AGI and the Bank for the Bank to be deemed a "savings association", by virtue of its meeting the test for a qualified thrift lender, and for AGI, as the sole shareholder of a "savings association", to be treated as a unitary thrift holding company. In order to retain its status as a "savings association" the Bank must continue to satisfy the "qualified thrift lender" test. This test generally requires that an institution maintain a minimum of 65% of its assets in residential real estate and related investments. At September 30, 1999, 86.6% of the Bank's portfolio consisted of such assets.
	As previously discussed, the Company entered into two agreements with Hudson. In concurrence with the terms of the agreements, the Bank ceased its loan origination and deposit operations. The Bank's principal activities consisted of soliciting and servicing fiduciary and retirement plan trust business, primarily to clients of Advest.

Financial Information about Industry Segments
The information required by this item is disclosed in item 8 of this filing in
Note 16 of Notes to Consolidated Financial Statements.

Narrative Description of Business
The principal sources of revenue for the last five years are disclosed in item 6 of this filing under the caption "Five Year Financial Summary." A discussion of the components of services provided and related compensation follows.

Agency Commissions
During the three years in the period ended September 30, 1999, agency commissions represented 42%, 40% and 42%, respectively, of the Company's total revenues. Agency commissions are substantially derived from sales of listed and over-the-counter securities, mutual funds and insurance products primarily to retail clients.
	For sales of listed securities, Advest acts as an agent for its customers in the purchase and sale of securities on the major securities exchanges.
Advest executes purchases and redemptions of shares for its clients in many diverse mutual funds. Included in mutual fund revenues are 12b-1 distribution fees which Advest receives from mutual fund companies as reimbursement for distributing shares of their funds. In executing customers' orders in the NASDAQ market, Advest generally acts as agent with another firm which is a market maker in the securities being purchased or sold. The market price executed represents the best inter-dealer market price available. Advest acts as agent for several life insurance companies and sells life insurance and tax-advantaged annuities to its brokerage clients. A principal objective of Advest's insurance department is to assist account executives in protecting the assets of high net worth individuals and businesses. The insurance department provides customized advice and recommends appropriate products to meet unique individual, professional or business needs. Advest also effects for its customers the purchase and sale of put and call options traded on all major stock exchanges. Other commissions include commissions from commodity trading, international stocks and bonds, certificates of deposit and income from correspondent brokers.

Principal Transactions
Revenue from principal transactions includes realized and unrealized gains and losses on Advest's trading accounts and related sales credits. Advest's institutional corporate bond trading desk specializes in investment grade corporate bonds, while the market-making activities of its retail fixed income and NASDAQ trading desks primarily involve making product available to clients and supporting Advest's research and equity capital markets activities. During fiscal 1998, Advest established an institutional agency and mortgage-backed securities trading group in Boca Raton, Florida and a Community Reinvestment Act ("CRA") unit in New York City, which markets securitized and whole loans to banks and other financial institutions. Advest does not actively participate in the high yield securities market.
	Advest seeks to reduce the risk associated with its trading portfolio, which has grown substantially during the past three years, on an aggregate basis. Inventory policies reflect the level of aggregate short and long positions that may be held for trading and are specified by product line. In addition, Advest manages the risk associated with its municipal bond trading securities by entering into derivative transactions, primarily exchange-traded financial futures contracts, when inventory levels exceed pre-determined levels as defined in its risk management policy. Derivative positions are generally not material and are marked-to-market daily. Hedging is limited to the underlying trading portfolios' interest rate risk and is not speculative in and of itself.
	Advest's NASDAQ desk actively engages in trading as principal in various phases of the over-the-counter securities business and acts as principal to facilitate the execution of customers' orders. Advest buys, sells and maintains an inventory of a security in order to "make a market" in that security and to support the activities of Advest's Equity Capital Markets Group. In recent years, certain rule changes implemented by the SEC have reduced the profit spreads of market makers. Primarily in response to the SEC changes, there is an ongoing transition in the mix of over-the-counter business from principal to agency transactions. During fiscal 1999, a comprehensive review was completed of Advest's NASDAQ trading activities and the decision was made to reduce overnight inventory and more aggressively manage the number of stocks it made a market in. As of September 30, 1999, Advest made dealer markets in the common stock or other equity securities of approximately 206 corporations.

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

Asset Management and Administration
Advest's Investment Management Services Department ("IMS"), provides various services for its fee-base accounts including client profiling, asset allocation, manager selection and performance measurement. The Bank's Trust Services Department provides personal trust and custody services primarily through Advest's retail sales force and Boston Advisors provides investment advisory services to private retail and institutional clients. Advest also receives service fees related to brokerage clients' investments in money market funds of a third party money manager. Asset management and administration revenues also include fees for money market services, retirement plan administration, Centennial Accounts and securities custody and safekeeping.
	The Advest Centennial Account enables brokerage clients to participate in an integrated financial services program. Centennial Account clients have access to their assets through unlimited checkwriting and a Mastercard debit card issued by a major third party bank as well as on-request loans collateralized by margined securities. Automated Clearing House ("ACH") deposits and withdrawals are available to Centennial Accounts who can select among various automatic daily investment options for idle cash balances, including an FDIC-insured money market account with the Bank and eleven money market mutual funds in a single fund family.
	The Bank provides fiduciary, trust and custody services to individuals, corporate retirement plans, financial institutions and other entities. The Bank primarily acquires trust and custody accounts through Advest's retail sales force.

Interest Income and Customer Financing
Advest's customers' transactions in securities are effected on either a cash or margin basis. In a margin account, the customer pays less than the full cost of a security purchased and the broker/dealer makes a loan for the balance of the purchase price which is secured by the securities purchased, or other securities owned by the investor. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the firm's internal policies which in some instances are more stringent than Regulation T or NYSE requirements. Currently, in most transactions, Regulation T requires that the amount loaned to a customer for a particular purchase not exceed 50% of the purchase price of a security, so that initially the customer's equity in the purchase exceeds the NYSE's rules.
A member firm is required to have the customer deposit cash or additional securities so that the loan to the customer for which marginable equity securities are pledged as collateral is no greater than 75% of the value of the securities in the account.
	Interest is charged on the amount borrowed to finance customers' margin transactions. The rate of interest charged customers is based primarily on the brokers' call rate (the charge on bank loans to brokers secured by firm and customers' securities), to which an additional amount is added up to 2.75%. The amount of this interest surcharge is dependent on the average net margin balance and the dollar amount of commissions charged on account transactions during the month.
	Customer credit balances, retained earnings, cash received from collateralized financing transactions and short-term borrowings are the primary source for financing customer margin accounts.

Research
Through the combined resources of its in-house research staff and correspondent research provided by three leading outside research firms, Advest provides its brokerage clients with a full range of research services. These include corporate data, financial analysis, identification of emerging trends and objective recommendations. In-house analysts specialize in health care, regional banking, insurance, technology and specialty retailing and consumer products. Correspondent research provides information and recommendations on approximately 3,000 domestic and international equities in over 90 industries in 30 countries.

Administration and Operations
Administrative and operations personnel are responsible for the execution of orders, processing of securities transactions, receipt, identification and delivery of funds and securities, custody of clients' securities, extension of credit to clients, general accounting and office services functions, internal financial and management controls and regulatory compliance.
	Since 1993, Advest has used the services of a third party data processor for all back office brokerage operations technology including securities and money transactions, trade confirmations and statements. A new financial and management reporting system was installed in fiscal 1999.
	The Company believes its internal controls and safeguards are adequate, although fraud and misconduct by clients and employees are risks inherent in the securities business. As required by the NYSE and other regulators, the company carries fidelity bonds covering loss or theft of securities as well as embezzlement or forgery. The Company believes the amounts of coverage provided by the bonds is adequate.

Employees
The Company employs approximately 1,772 persons primarily at Advest, its broker-dealer subsidiary. Advest has some 1,717 employees including 503 non-trainee retail sales professionals. The Company considers its compensation and employee benefits, which include medical, life and disability insurance, a 401(k) defined contribution plan and restricted stock and option programs, to be competitive with those offered by other securities firms. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory. However, there is considerable competition for experienced financial services professionals, particularly investment executives, and periodically the Company may experience the loss of valued professionals.

Competition
All aspects of the business of the Company are highly competitive. Advest competes with numerous regional and national broker/dealers and other entities, many of which have greater financial resources than the Company. Because of the variety of financial services offered by the Company and the various types of entities that provide such services (including other brokers, banks, insurance companies and retail merchandise outlets), it is not possible to estimate the number of companies that compete with the Company for investor assets. Advest competes with other firms on the basis of transaction prices, quality of service, product availability and locations. It is impossible to predict the effect of the broader distribution locales offered by competing entities, or the lower costs which may be offered by certain discount and online brokers. In addition, there is competition for investment professionals among the large number of companies now in the financial services field.
	In soliciting trust business, the Bank encounters significant competition from trust companies, savings banks, savings and loans, insurance companies, broker/dealers, investment firms, mutual funds, and law firms in attracting trust accounts, particularly fiduciary relationships.

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

	The Company's investment advisory subsidiary, BA, is also subject to extensive Federal and state regulations by the SEC and state securities commissions.
	Advest is required by Federal law to belong to the SIPC. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The
Company purchases coverage which provides an additional $49.5 million of coverage per customer for securities held in customers' accounts.
	As a federal savings bank whose deposits are insured by the FDIC, subject to applicable limits, the Bank is subject to extensive regulation and supervision by both the OTS and the FDIC. The Bank is also subject to various regulatory requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") applicable to FDIC insured financial institutions. This governmental regulation is primarily intended to protect depositors, rather than shareholders, and concerns, among other matters, capital requirements, safety and soundness, permissible investments, community reinvestment and credit discrimination. AGI, for the purpose of ownership of the Bank, is a unitary savings and loan holding company, and is subject to limited regulation and certain reporting requirements by the OTS.
	Refer to item 7 of this filing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in item 8 of this filing in Notes 2 and 10 of the Notes to Consolidated Financial Statements for further information regarding capital and regulatory considerations of the Bank.
	Federal banking regulations define five categories of capital adequacy for all insured depository institutions, including categories that would prompt supervisory actions. These categories range from the highest capitalization designation which is "well capitalized" (with total risk based capital of greater than 10% of risk adjusted assets, Tier 1 capital of greater than 6% of risk adjusted assets and leverage capital of greater than 5% of assets) to the lowest level which is "critically undercapitalized" (tangible capital of less than 2% of total assets.) In addition, an institution may not be categorized as "well capitalized" if it is subject to a regulatory order. Holding Company guarantees apply if an insured institution is classified in one of three "undercapitalized" designations. The Bank meets the criteria to be classified a "well capitalized" bank as of September 30, 1999.

Item 2.  Properties
The Company's principal executive offices are located at 90 State House Square, Hartford, Connecticut, 06103 (telephone number (860) 509-1000). The Company conducts all of its operations from leased premises, generally under non-cancelable leases with terms up to 15 years.

Item 3.  Legal Proceedings
The Company has been named as defendant, or has been threatened with being named defendant in various actions, suits and proceedings before a court or arbitrator arising principally from its securities and investment banking business. Such matters involve alleged violations of federal and state securities laws and other laws. Certain of these actions claim substantial damages and, if determined adversely to the Company, could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. The Estate of Gabriel Levine and his wife and various related entities have threatened a proceeding before the American Arbitration Association against Advest. They originally commenced related arbitration and court proceedings in 1993, which were stayed pending consideration of statute of limitations defenses. In 1998, the Connecticut Supreme Court ruled that arbitrators, and not a court, should decide whether those defenses apply. The claimants allege that the option trading in their accounts was unsuitable, and that there was a failure to disclose risks and to supervise their accounts. In court papers filed in 1993, the claimants asserted claims for principal losses of nearly $30,000,000, plus interest, since October 1987. Management believes that Advest has strong defenses to these claims and intends to defend them vigorously. While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel, believes that the resolution of all matters pending or threatened against the Company will not have a material adverse effect on the financial condition or future results of operations or cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters The information required by this item is disclosed in item 8 of this filing in
Note 7 of the Notes to Consolidated Financial Statements and under the caption "Quarterly Financial Information".

Shareholder Information
Annual Meeting
The annual meeting of shareholders will be held at the Old State House, Hartford, CT on January 27, 2000 at 10:30 AM. Proxy statements and proxies are mailed to shareholders of record as of December 10, 1999. As of September 30, 1999 there were 610 common stockholders of record.

Additional Information - Form 10K
One copy of the Company's annual report on Form 10-K to the Securities and Exchange Commission will be provided at no charge upon written request to Corporate Marketing, The Advest Group, Inc.
The Advest Group, Inc. is listed on the New York Stock Exchange under the symbol ADV.

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street, 46th floor
New York, NY 10005
(212) 936-5100 or (800) 937-5449

Independent Accountants
PricewaterhouseCoopers LLP
100 Pearl Street
Hartford, CT 06103

Five Year Financial Summary

                                                For the years ended September 30,
----------------------------------------------------------------------------------------
In thousands, except per share
amounts and percentages             1999        1998        1997       1996       1995
----------------------------------------------------------------------------------------
Total revenues                   335,238     309,801     275,204    241,220    209,772
Interest expense                  34,965      31,341      23,799     19,513     17,613
                               --------------------------------------------------------------
Net revenues                     300,273      278,460    251,405    221,707    192,159
Total non-interest expenses      277,961      250,632    227,323    203,250    171,692
                               --------------------------------------------------------------
Income before taxes               22,312       27,828     24,082     18,457     20,467
Provision for income taxes         8,925       10,853      9,873      8,121      9,414
                               --------------------------------------------------------------
Income from continuing
    operations                    13,387      16,975      14,209     10,336     11,053
  Income (loss) from discontinued
    operations                       877         977         723        924     (4,666)
  Loss on sale of discontinued
    operations                      (713)          -           -          -          -
                               ----------------------------------------------------------------
                               $  13,551   $  17,952   $  14,932  $  11,260   $  6,387
                               ================================================================
Per share data
 Basic earnings:
  Income from continuing
    operations                 $     1.67   $    2.08   $    1.77  $    1.26   $   1.31
  Income (loss) from
    discontinued operations    $     0.11   $     .12   $    0.09  $    0.11   $   0.55
  Net income                   $    (0.09)  $      --   $      --         --         --

 Diluted earnings:
  Income from continuing
    operations                 $     1.46   $    1.82   $    1.54  $    1.09   $   1.17
  Income (loss) from
    discontinued operations          0.10        0.10        0.08       0.09      (0.45)
  Loss on sale of discontinued
    operations                      (0.08)         --          --         --         --
                               ----------------------------------------------------------
  Net income                   $     1.48   $    1.92   $    1.62  $    1.18   $    0.72
                               ===========================================================

 Book value                    $    15.14   $   13.82   $   12.24  $   10.66   $    9.52
 Dividends                     $     0.19   $    0.16   $    0.09         --          --

Other data
  Total assets                 $1,462,621   $1,061,116  $ 908,040  $ 779,109   $ 595,125
  Shareholders' equity         $  135,136   $  123,667  $ 105,653  $  89,590   $  79,818
  Subordinated borrowings              --           --         --     20,552      20,552
  Long-term borrowings         $   30,526   $   41,308  $  41,321  $  19,774   $  17,240
  Return on average equity          10.5%        15.6%      15.4%      13.2%        8.3%
------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
In addition to presenting historical information, in this annual report and elsewhere, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance and similar matters. The Company cautions readers that any forward-looking information presented is not a guarantee of future performance. Numerous factors, many beyond the Company's control, could cause actual results to differ materially from the expectations expressed. The Company conducts its businesses in financial markets that are influenced by economic conditions, monetary policies, interest and inflation rates, market liquidity, national and international political events, regulatory developments, changing tax laws, the competitive environment, investor sentiment and other risks and uncertainties. These factors can significantly affect the transaction volume, price levels and volatility of financial markets, as well as the competitiveness of the Company's products and services within its industry. As a result, the Company's revenues and net earnings may vary significantly from period to period and may diverge significantly from expectations. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise any forward-looking statements.

Business Environment and Overview
The Advest Group, Inc. ("AGI"), together with its subsidiaries (the "Company"), provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management. Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides securities brokerage, investment banking, institutional sales and trading and asset management services to retail and institutional investors through 91 sales offices in 16 states and Washington, DC. Boston Advisors, an investment advisory firm, manages the financial assets of individuals, endowment funds and retirement plans. Advest Bank and Trust Company (the "Bank"), an FDIC-insured, federal savings bank, provides trust and custody services primarily through Advest's branch network. During fiscal 1999, the Company entered into a strategic alliance agreement concerning the sale of banking products with a third party financial institution and agreed to sell or transfer its loans and deposits to that third party. As required, the Company has recorded the net loss from the sale of the discontinued operations as a separate component of earnings and reclassified prior periods to conform to the 1999 presentation.
Refer to discussion following and under the caption "Advest Bank and Trust Company."
	All aspects of the Company's business are highly competitive and impacted by regulatory and other factors outside of its control, including domestic and global economic and financial conditions, volume and price levels in securities markets, demand for investment banking services, interest rates, inflation and investor sentiment. Technological developments such as the Internet and events such as Year 2000 may also materially impact the Company's operating results.
In addition to competition from other full-service securities firms, the Company faces competition from other sources including banks, insurance companies, mutual fund companies and online trading firms. Recently enacted legislation to eliminate or lessen the restrictions of the Glass-Steagall Act will likely further heighten competition among banking, insurance and securities firms. The Company closely monitors its operating environment to enable it to respond promptly to market cycles. In addition, the Company seeks to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Nonetheless, operating results of any individual period should not be considered representative of future performance.
	For the year ended September 30, 1999, the Company reported net income and diluted earnings per share of $13.6 million ($1.48 per share) compared with $18.0 million ($1.92 per share) in 1998 and $14.9 million ($1.62 per share) in 1997. Record revenue levels were achieved for a fifth consecutive year;
however, increased expenses primarily related to compensation and technology upgrades as well as nonrecurring charges related to the sale of the Bank's discontinued operations of $.7 million or $.08 per share, resulted in a year-to-year decline in net income.
	During the fourth quarter of fiscal 1998, AGI was paid $9.0 million representing the principal on first mortgage it held on property owned by a real estate limited partnership managed by a subsidiary of the Company. Given the significant financial obligations of the partnership, the Company had classified the mortgage as a nonperforming loan and, accordingly, no interest income had been accrued. AGI received approximately $3 million of interest at the time of the payoff, which was recognized in fiscal 1998. The impact of the payoff, after expenses and taxes, was to increase fiscal 1998 net income by $1.4 million or $.15 per diluted share.

Advest, Inc.
The major equity indices posted double-digit gains during the 12 months ended September 30, 1999 but closed down from their summer highs. The Dow Jones Industrial Average closed at 10337, a 32% one year gain, but off 9% from its August high. The S&P 500 and NASDAQ Composite closed up 26% and 62%, respectively, for the 12-month period. The gains were not broad-based; most stocks were off more than 20% from their highs, while the large blue chips have elevated the indices. The Federal Reserve raised the fed funds rate 25 basis points twice during the summer to curb inflationary threats but the anticipated increase did not have a significant impact on the equity markets. Financial news remains positive: no budget deficit, benign inflation and consistent profit growth. Underwriting activity, while slowing in the fourth quarter, continues at a record pace. Equity underwritings were heavily weighted to high-tech and Internet offerings at the expense of other industry sectors. Fixed income underwritings strongly favored investment-grade corporates as companies looked to raise capital amid Year 2000 concerns and investors favored high quality investments. During the year ended September 30, 1999, despite near record volume, merger and acquisition activity declined significantly in all but a handful of industry sectors.
	For fiscal 1999, Advest's pre-tax income declined 10% to $25.2 million. The broker/dealer earned record revenues of $331.7 million, up 9% from the prior year's record high. Record revenues were achieved across the board with the exception of investment banking revenues. Investment banking revenues were second to last year's high. Revenue declines in all investment banking categories were partly offset by a significant increase in the valuation of warrants held by Advest. Net interest income declined $1.0 million (4%) primarily as a result of lower spreads on margin debits and higher carrying costs of inventory. Total expenses increased 11% to $306.4 million primarily as a result of higher salesmen's compensation and firm payroll related to technology and capital markets departments. Communications costs increased $4.5 million (17%) primarily due to technology upgrades and volume-driven processing costs.
	For fiscal 1998, Advest's pre-tax profits were $28.1 million compared with $28.0 million in 1997, reflecting a second consecutive year of record revenues and profits. Total revenues increased 12% to $303.0 million with record levels attained for agency commissions, interest income, principal transactions, investment banking and asset management revenue. Total expenses increased 13% to $275.0 million primarily due to higher sales-volume-related compensation and increased staffing levels firm-wide, higher interest expense related to increased short-term borrowings and higher communication expenses related primarily to technology upgrades and volume-driven costs of Advest's third party data processor.

Advest Bank and Trust Company
During the third quarter, the Company announced that it would enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company. Under the terms of a purchase and sale agreement, Hudson will acquire the loan and other financial assets and assume the deposit liabilities of the Bank. Under the terms of a separate agreement, Advest and Hudson entered into a strategic alliance whereby Hudson became the exclusive provider of banking products and services to Advest and its clients. The strategic alliance agreement became effective September 1, 1999 and, concurrently, the Bank ceased its mortgage origination operations.
The purchase and sale agreement was approved by the Office of Thrift Supervision ("OTS") and is expected to close during the fall of 1999. The Bank has retained its bank charter and will provide trust and custody services through referrals from Advest's retail sales force. As a federal savings bank, the Bank is regulated by the OTS, and is able to offer trust and custody services in all 50 states.
	Under the terms of the purchase and sale agreement, Hudson will make a one-time payment of $2.0 million to the Bank. After deducting expenses related to the disposition, the Bank recognized a pre-tax profit of $.2 million on the transaction. The net loss of $.7 million on the sale of discontinued operations reflects a $.9 million tax expense related to the Bank's loan loss reserves.
See also Notes 2 and 11.
	Income from discontinued operations reflects the after tax operating results of the Bank's lending and deposit operations. Operating revenues and expenses for the Bank's retained trust and custody operations are reflected in the Company's consolidated financial statements and are not material to consolidated results of operations, financial condition or cash flows for the three years in the period ended September 30, 1999. The Bank is deemed a "well capitalized" bank.

Other
In October 1997, Advest acquired Ironwood Capital Ltd. ("Ironwood"), a private investment bank involved in the origination and distribution of private placements of taxable fixed income securities. Ironwood's employees became the Corporate Fixed Income Group of Advest's Investment Banking Division. The Company issued 137,060 shares of its common stock in conjunction with the acquisition, which had been accounted for as a pooling of interests. Due to the immaterial effect on the Company's consolidated financial position and results of operations, Ironwood's operating results were included prospectively in the Company's consolidated financial statements.
	Under a separation agreement entered with the Company during the fourth quarter of fiscal 1999, the employees of the Corporate Fixed Income Group once again became an independent corporation, effective September 30, 1999. Expenses related to the separation agreement have been accrued as of September 30, and are not material to results of operations; however, for fiscal 1999, the operating losses, including severance costs related to the Corporate Fixed Income Group, resulted in an after-tax loss of $.7 million or $.08 per share.

Results of Operations
Net income for the years ended September 30, 1999, 1998 and 1997 was $13.6 million, $18.0 million and $14.9 million, respectively. The following table summarizes results of operations and percentage changes for the three years in the period ended September 30, 1999.

In millions, except percentages	 1999		  %	      1998		%	     1997
-------------------------------------------------------------------
Revenues                    					$335.2	  8	   $309.8	  13	   $275.2
Interest expense				               34.9	 11	     31.4	  32	     23.8
                                 	------	----	----------	  ---------
Net revenues				                  300.3	  8	     278.4 	11	    251.4
Non-interest expenses			          278.0	 11	     250.6  10	    227.3
					                            	------	----	--------	--  ---------
Pre-tax income				                 22.3	(20)   	  27.8	 15   	  24.1
					                            	======	====	=========	==	=========

Income from continuing operations	 13.4 (21)	     17.0 	20	     14.2
Income from discontinued
   operations, net of taxes    		    .9	(10)	      1.0 	43	       .7
Loss on sale of discontinued
   operations, net of taxes	    	   (.7)	 --	       -- 	--	       --
 					                            ------ ---- --------- --  ---------
Net income			                  		$ 13.6	(24)    $ 18.0  21     $ 14.9


Agency Commissions
The number of investment executives has remained fairly constant over the past several years; however, the recruitment and retention of experienced professionals has contributed to substantial increases in average annual production per broker. Record broker productivity was achieved in each of the last four fiscal years and, together with record stock market volume and prices, contributed to the record revenue levels achieved during the same period.

In millions, except percentages	 1999 	 %	      1998 	 %	         1997
---------------------------------------------------------------------------
Listed				                    	$ 54.5	  8    	$ 50.5   2       	$ 49.5
Mutual funds				                 42.1 	 2	      41.2 	12	         36.7
Over-the-counter				             27.6 	14	      24.2 	 4       	  23.3
Insurance					                   11.2 	33	       8.4 	 2	          8.2
Options					                      4.4	  5	       4.2	 (2)	         4.3
Other						                       1.8 	38	       1.3 	30	          1.0
				                           ------ --      ------- ---       ------
					                         	$141.6	  9	    $129.8	  6       	$123.0
				                          		======	==	     ======	===	      ======

	Current year agency commissions achieved a record high with individual record levels attained across the board. Commissions on listed and over-the-counter securities increased primarily due to high share volume and prices. In addition, over-the-counter commissions reflect the impact of certain rule changes implemented by the SEC that have reduced the profit spreads of market makers over the past several years. Primarily in response to the SEC changes, there is an ongoing transition in the mix of over-the-counter business from principal to agency transactions as is evidenced by the sharp decline in principal business and a corresponding increase in agency business. Refer to the discussion of principal transactions as well. Insurance commissions increased 33% with sales of life insurance products increasing over 100%, primarily related to the cross-selling efforts of the insurance and trust departments and expanded education programs for investment executives. Total client assets serviced in-house increased to $25.6 billion, up 19% from the prior year.
	Fiscal 1998 agency commissions surpassed the record set in the prior year as equity markets sustained their longest upward rally in history. Consistent with the record stock market volume and prices, agency commissions increased virtually across the board. The largest increase was for mutual fund commissions, including 12b-1 fees, which reflected the record infusions of cash primarily from 401(k) plans into mutual funds during the year.

Principal Transactions
Revenue from principal transactions includes realized and unrealized gains and losses on Advest's trading accounts and related sales credits. Advest's institutional corporate bond trading desk specializes in investment grade corporate bonds, while the market-making activities of its retail fixed income and Nasdaq trading desks primarily involve making product available to clients and supporting Advest's research and equity capital markets activities. During fiscal 1998, Advest established an institutional agency and mortgage-backed securities trading group in Boca Raton, Florida and a Community Reinvestment Act ("CRA") unit in New York City, which markets securitized and whole loans to banks and other financial institutions.
	Advest enters into derivative transactions to manage the interest rate risk associated with its municipal bond inventories. Derivatives are marked to market daily with unrealized gains and losses reflected in revenue from principal transactions. (Further discussion of derivatives is included under the caption "Derivative Financial Instruments" and in Notes 1 and 13 to the Consolidated Financial Statements.) Advest holds only nominal inventory positions of high yield securities. Realized gains and losses on the Bank's trading and available for sale securities are reflected in revenue from principal transactions and are not material to consolidated results.

In millions, except percentages	 1999     %      1998    %     1997
-------------------------------------------------------------------
Fixed income commissions	      	$33.1    55     $21.4    8    $19.8
Equity commissions			            14.4   (17)     17.4   (6)    18.6
Other						                       8.8    47       6.0    7      5.6
				                          		-----    --     -----   --    -----
					                          	$56.3    26     $44.8    2    $44.0
					                          	=====    ==     =====   ==    =====

	Current year revenue from principal transactions attained a record high level for the third year in a row, as significant gains in taxable fixed income sales and trading offset declines in municipal and equity sales and trading. Commissions on fixed income securities increased 55%, led by investment grade corporate bonds, up $3.8 million (88%), government agency obligations, up $2.5 million (170%), and collateralized mortgage obligations ("CMOs"), up $2.0 million (108%). The increases in government agency and CMOs sales were due primarily to the two new fixed income sales units discussed above. Trading profits for corporate bonds increased $3.0 million (85%), despite interest rate uncertainty in the fixed income markets, primarily due to Advest's aggressive hedge policy related to its institutional taxable sectors as well as strong investor demand for investment grade issues. Advest's municipal inventories are not hedged and trading results declined 30% to $1.6 million largely as a result of a weak bond market in the second half of the Company's fiscal year, although related sales credits increased $2.5 million (34%). On the equity side, current year trading losses were 18% lower than fiscal 1998, as a $.8 million improvement in fourth quarter trading results offset declines through the first nine months. In April, a comprehensive review was completed of Advest's NASDAQ trading activities and the decision was made to reduce overnight inventory and more aggressively manage the number of stocks in which it made a market; this contributed to the fourth quarter improvement in trading results. Equity sales credits declined 17% primarily related to the transition from principal to agency business discussed previously.

	During fiscal 1998, revenue from principal transactions achieved a record high for the second consecutive year. Equity market volatility in the fourth quarter negatively impacted revenues as over-the-counter trading losses and declines in equity commissions contributed to a 9% year-to-year decline in fourth quarter revenues. These fourth quarter results negated gains through the first nine months of the fiscal year with equity commissions declining and current year equity trading resulted in a loss compared with a profit in 1997. Commissions on fixed income securities increased year-to-year with fourth quarter gains offsetting declines through nine months as investors turned away from the equity markets. Corporate bond trading profits increased 114%, while the institutional agency and mortgage-backed trading desk posted a $.4 million loss in its first year.

Investment Banking
To generate investment banking revenue, Advest manages and participates in underwritings of corporate and municipal securities and closed-end funds. Advest's Investment Banking Division also provides merger and acquisition and consulting and valuation services. In general, the Company does not participate in bridge financing activities. Advest's Investment Banking Division concentrates its efforts on raising capital for mid-size companies, primarily in the banking, insurance, technology, consumer and commercial markets and health care industries. Warrants received in conjunction with investment banking activities are carried at market value, as prescribed by EITF 96-11. Public Finance services health care and educational institutions as well as state and local issuers primarily in New England and New York.

In millions, except percentages	 1999     %      1998      %      1997
----------------------------------------------------------------------
Valuation of warrants	        		$ 4.0    300    $ 1.0    (33)    $ 1.5
Underwriting commissions		       15.6    (12)    17.7     20      14.7
Consulting and valuation fees		   1.7     21      1.4    (36)      2.2
Merger and acquisition fees		     4.2    (34)     6.4     14       5.6
Private placement fees			         1.9    (42)     3.3    267        .9
Management fees				               3.4     (8)     3.7     (5)      3.9
Other						                       2.2    (46)     4.1     64       2.5
					                         	-----    ----   -----     --     ------
				                          		$33.0    (12)   $37.6     20     $31.3
					                         	=====    ====   =====     ==     ======

Investment banking revenues declined 12% from the record level attained in fiscal 1998, with declines posted in all business activities. The Investment Banking Division completed 25 transactions during the year valued at $738 million, including eight merger and acquisition transactions with a combined value of $244 million and 17 public and private placement transactions valued at over $494 million. The declines in merger and acquisition income, equity underwriting commissions and related underwriting fees reflect a dearth of activity in most industry sectors in Advest's target client size. Private placement fees in the Corporate Fixed Income Group declined 42%; as previously discussed, the professionals in this group left Advest at the close of fiscal 1999. These declines were partly offset by a $3.0 million increase in the valuation account for warrants, primarily related to a $3.7 million realized gain in the first quarter on an equity investment acquired in connection with Advest's investment banking activities.
	Fiscal 1998 investment banking revenues attained a record high for the second consecutive year primarily due to higher private placement revenues and commissions on equity underwritings and closed-end funds. The Investment Banking Division completed 33 transactions during the year valued at over $1.1 billion, including 11 merger and acquisition transactions with a combined value of $338 million and 22 public and private placement transactions valued at $850 million. The Syndicate Department co-managed four closed-end funds raising $3.5 billion compared with no deals during fiscal 1997. Commissions on equity underwritings increased $2.8 million (31%) reflecting the robust underwriting environment on Wall Street through most of the year. The increase in revenue from private placements, in part, related to deals completed by the Corporate Fixed Income Group.

Asset Management and Administration
Advest's Investment Management Services Department ("IMS"), provides various services for its fee-based accounts including client profiling, asset allocation, manager selection and performance measurement. The Bank's Trust Services Department provides personal trust and custody services primarily through Advest's retail sales force and Boston Advisors provides investment advisory services to private retail and institutional clients. Advest also receives service fees related to brokerage clients' investments in money market funds of a third party money manager. Other services include retirement plan administration, securities custody and safekeeping.

In millions, except percentages	 1999     %     1998     %     1997
-------------------------------------------------------------------
Investment management services 	$24.8    18    $21.0    27    $16.5
Money market accounts			          8.7    30      6.7    49      4.5
Advisory and other 			            5.7    (2)     5.8    23      4.7
					                          	-----    ---   -----    --    -----
					                          	$39.2    17    $33.5    30    $25.7
					                          	=====    ===   =====    ==    =====

	Current year revenues achieved a record high level primarily as a result of increased fee-based and money market accounts at Advest. At September 30, 1999, total assets serviced by IMS in its fee-based programs were $4.7 billion, up 25% from the prior year. More than 2,800 new accounts were opened during the year. The Bank's revenues increased 36% to $1.4 million as trust assets serviced increased 52% to $740 million during fiscal 1999. The increase in money market service fee income related to higher average money market balances and higher interest rates. Boston Advisors' revenues declined 21% year-to-year; however, fourth quarter revenues were on par with the prior year and, at September 30, 1999, its managed accounts had increased more than 100% from the prior year.
	Asset management revenues increased to a record $33.5 million in fiscal 1998, primarily due to an increase in fee-based assets serviced by Advest. Assets serviced by IMS totaled $3.7 billion with 1,800 new accounts opened during fiscal 1998. The increase in money market service fee income related to higher average money market balances.

Other Income
Other income includes fees from mutual funds marketing, exchange order flow and executions and postage at Advest and loan development and service fees at the Bank.
	During fiscal 1999, other income increased $1.0 million (14%) primarily due to higher fee income and proceeds from a legal settlement at Advest.
	Fiscal 1998 other income declined 1% to $6.7 million. A $.4 million increase in marketing fees was more than offset by a $.5 million decline in execution fees related to regulatory changes impacting over-the-counter trading and a $.3 million decline in income from the sale of residential mortgages.

Net Interest Income
Net interest income is the excess of interest income over interest expense and is earned primarily by Advest. Advest derives interest income primarily from financing brokerage customers' margin transactions, its stock borrowing activities and securities inventory. Advest pays interest primarily on brokerage customer credits held for reinvestment, its stock lending activities and short and long-term borrowings. As a result of the pending sale of the Bank's loan and deposit businesses, previously discussed, all interest income and interest expense related to the discontinued operations are netted with all other revenue and expense items and separately reported, net of taxes, on the consolidated statement of earnings. See also Notes 2 and 11.

In millions, except percentages	 1999     %    1998       %     1997
--------------------------------------------------------------------
Interest income:
   Brokerage customers	       		$31.9    (5)    $33.5    17    $28.7
   Stock borrowed				            18.2    16      15.7    48     10.6
   Investments				                1.2     3        .9   (31)     1.3
   Security inventory			          4.6    53       3.0    20      2.5
   Other					                     1.5   (65)      4.3   231      1.3
				                            	-----   ----    -----   ---    -----
					                           	 57.4    --      57.4    29     44.4
					                           	-----   ----    -----   ---    -----
Interest expense:
   Stock loaned		              		 14.7     4      14.1    37     10.3
   Brokerage customers			          7.5   (19)      9.3     8      8.6
   Borrowings				                 12.4    65       7.5    74      4.3
   Other					                       .3    40        .5   (17)      .6
					                           	-----   ----    -----   ---    -----
					                           	 34.9    11      31.4    32     23.8
					                           	-----   ----    -----   ---    -----
Net interest income		           	$22.5   (13)    $26.0    26    $20.6
                           						=====   ====    =====    ==    =====

	Current year net interest income declined $3.5 million (13%) primarily due to approximately $3.0 million in interest revenue recognized in fiscal 1998 related to the early payoff of a nonperforming mortgage on AGI's books.
Advest's net interest income declined $1.0 million (4%) primarily as a result of lower average margin interest rates and reduced spreads due to higher costs of financing the debits. Average margin debits increased 4% to $439.2 million, however, total interest revenue from margin debits declined $1.6 million (5%). Average free credit balances increased only 2% to $273.8 million requiring increased short-term borrowings and stock loan to meet financing requirements of margin debits and trading inventories. Interest revenue from stock borrowing activities increased $2.5 million (15%) primarily due to increased short trading positions.
	For fiscal 1998, net interest income increased $5.4 million (26%), primarily as a result of the payoff of a mortgage on AGI's books in the fourth quarter, as discussed in the Overview. AGI's net interest income increased $3.3 million as a result of the payoff. Advest's net interest income increased $2.1 million (9%) primarily as a result of higher average margin debits during 1998. Average margin debits during fiscal 1998 were $422.3 million, an increase of 16% from 1997. Average free credit balances during 1998 were $267.4 million, an increase of only 5%; consequently, Advest had to finance the balance of the increase in margin debits as well as increased trading inventories with additional short-term borrowings.

Non-Interest Expenses

In millions, except percentages	 1999		  %	   1998    %      1997
-----------------------------------------------------------------
Compensation and benefits    		$198.4 	 10	 $180.9   12	   $161.5
Communications				               32.1	  17	   27.5   19      23.1
Occupancy and equipment			       20.8  	11	   18.7    7	     17.5
Professional				                  5.6  	19	    4.7  (20)      5.9
Business development			           7.7	   7	    7.2   11       6.5
Brokerage, clearing and exchange	 5.1  	13	    4.5   (4)  	   4.7
Other						                       8.3  	17	    7.1  (12)	     8.1
					                           ------ ---- 	------  ----  -------
					                          	$278.0  11	 $250.6   10    $227.3
						                          ====== ====	 ======  ====  =======

Volume-driven salesmen's compensation and other retail compensation expenses account for 75% of the increase in compensation and benefits costs, with higher costs in the equity capital markets, technology and the fixed income departments comprising most of the balance. Communications costs increased $4.6 million primarily related to technology upgrades to provide enhanced desktop services and keep pace with the significant increases in securities trading volume, and higher volume-driven costs of Advest's third party data processor. Occupancy and equipment costs increased $2.1 million primarily due to a $1.0 million (12%) increase in rent expense of Advest's retail offices and increased expenses related to technology upgrades. Professional fees increased $.9 million due to higher consulting costs and personnel agency fees at Advest.
	Fiscal 1998 compensation and benefits costs increased primarily as a result of increased headcount firm-wide, particularly in the capital markets departments as well as higher volume-driven compensation and general salary increases. Advest's communications costs increased $4.4 million primarily related to ongoing technology upgrades, partly related to Year 2000, and higher volume-driven costs of Advest's third party data processor. Occupancy and equipment costs increased $1.2 million primarily due to increased depreciation related to new computer equipment and increased rent expense of Advest's retail sales offices as well as a home office expansion. Professional fees declined $1.2 million primarily as a result of lower legal and personnel agency expenses at Advest. Other expenses declined $1.0 million primarily due to lower settlement costs at Advest and a decrease in expenses at AGI related to a loss on the call of the Company's outstanding convertible debentures during fiscal 1997.

Income Taxes
The effective income tax rates were 40%, 39% and 41%, respectively, for 1999, 1998, and 1997. The effective rate for the year 2000 is expected to be no less than 41%. This higher rate recognizes a trend towards increased levels of income apportioned to various states with higher average tax rates. The effective rate for periods subsequent to 2000 is undetermined at this time.
	For further information on the Company's income taxes, refer to Notes 1 and 11 to the financial statements.

Derivative Financial Instruments
Advest, Inc.
Advest enters into derivative transactions, primarily short-term exchange-traded futures, to manage the interest rate risk associated with its trading inventories, primarily municipal bonds, when inventory levels exceed pre-determined levels, as defined in its risk management policy. Hedging is limited to the underlying trading portfolio's interest rate risk and is not speculative in and of itself. Derivatives and the underlying inventory are marked to market daily. Positions are reviewed daily and, periodically, the strategy is re-evaluated based on anticipated inventory levels and composition.
	The fair value of a derivative contract is the amount Advest would have to pay a third party to assume its obligation under the contract or the amount
Advest would receive for its benefits under the contract in the reverse situation. At September 30, 1999, Advest's open derivative positions were nominal and, at September 30, 1998, Advest had no open positions. See Note 13.

Liquidity and Capital Resources
The Company's total assets were $1.5 billion at September 30, 1999, reflecting a $401.5 million (38%) increase from fiscal 1998 and a $554.6 million (61%) increase from fiscal 1997. The increases are attributable to asset growth at Advest during the past two years, primarily a $224.9 million (77%) increase in securities borrowed, a $208.8 million (214%) increase in trading inventories, principally fixed income securities, and a $114.0 million (29%) increase in receivables from brokerage customers.
	The Company's assets are highly liquid in nature. Liquid assets which include cash and cash equivalents, receivables from brokerage customers, securities borrowed, receivables from brokers and dealers, available for sale and trading securities, comprised 92%, 92% and 89% for the years ended September 30, 1999, 1998, and 1997, respectively.
	Shareholders' equity increased $29.5 million (28%) during the past two years, primarily from net earnings and increases to paid-in capital related to the sales of treasury stock to the Company's equity plans and the exercise of stock options. The Company paid quarterly dividends of $.04 per share for each of the four fiscal quarters of fiscal 1998 and the first quarter of fiscal 1999. In the second quarter of fiscal 1999, the Company's Board of Directors raised the quarterly dividend to $.05 per share. Total dividends declared and/or paid during the past two fiscal years were $3.1 million. At September 30, 1999, 3,055,146 shares of the Company's common stock (30% of outstanding shares) had been purchased, at an average price of $7.59 per share, under a buyback program begun in 1990 for which the repurchase of up to 4,000,000 shares is authorized.
	AGI's principal source of funding is the earnings distributions from its subsidiaries. As a result of the strategic alliance agreement and the previously discussed pending close of the purchase and sale transaction between the Bank and Hudson United Bancorp, the ongoing capital requirements of the Bank are expected to be significantly lower. Subject to regulatory approval, this will enable the Company to redeploy a significant portion of capital currently invested in the Bank. Most of the redeployed capital is expected to be invested in Advest for the purpose of reducing its short-term borrowings.
	In December 1997, the Company filed a Form S-3 shelf registration with the Securities and Exchange Commission. The registration enables the Company to issue debt and/or equity securities up to an aggregate of $50.0 million.
	Management believes that earnings distributions from subsidiaries, together with AGI's own assets and potential proceeds from a shelf registration offering, will be sufficient to meet AGI's current and foreseeable liquidity and capital requirements.

Advest, Inc.
In fiscal 1998, AGI issued a $10 million demand note to Advest at a rate of federal funds plus 70 basis points; $2.5 million of the loan was repaid prior to fiscal year end. During fiscal 1997, AGI loaned Advest $10.0 million at a rate of 8% per annum, utilizing a portion of the proceeds of its $35.0 million borrowing. The loan is unsecured and subordinated to certain other corporate obligations. The purpose of the unsecured loan was to increase Advest's regulatory net capital.
	Advest has arrangements with certain financial institutions whereby it can borrow amounts on a collateralized basis, principally to support securities settlements, trading inventories, margin debits and underwriting activities. Increases in average margin balances as well as firm trading positions, primarily fixed income securities, have resulted in higher short-term borrowing levels for Advest during the past few years. Advest has uncommitted lines of credit with three financial institutions in the total amount of $430 million.
With the exception of $40 million in unsecured lines of credit, all of Advest's lines of credit are for collateralized borrowing for which it has substantial levels of customer and firm securities that can be pledged.
	During the past few years, Advest has made substantial capital investments ($4.6 million in fiscal 1999 and $3.8 million in fiscal 1998) primarily to technology-related hardware and software upgrades. Technology enhancements include the upgrade of desktop computers firm-wide and expanded hardware and software capacity to provide enhanced services as well as handle the substantial current and anticipated increases in securities market volume. At the same time, Advest has increased the number and/or caliber of its employees firm-wide, particularly its retail sales, capital markets and technology professionals, which has substantially increased compensation and benefits costs during the past two years. These costs are anticipated to remain at similar or higher levels in the future. Management believes that operating cash flow together with available credit lines will provide sufficient resources for Advest to meet all present and reasonably foreseeable capital needs.
	The Securities and Exchange Commission ("SEC") requires Advest to maintain liquid net capital to meet its obligations to customers. At September 30, 1999, Advest had excess net capital of approximately $61.1 million and a net capital ratio of 12.9%. See Note 10.

Advest Bank and Trust Company
The Bank is a member of the FHLBB and, accordingly, has access to advances from the FHLBB to the extent the Bank possesses eligible collateral. At September
30, 1999, the Bank had uncommitted, eligible collateral of $38.4 million making available $7.4 million of additional credit. Subsequent to the pending close of the purchase and sale transaction with Hudson, it is expected that the Bank's capital requirements will be substantially reduced. Management believes that operating cash flow together with available credit lines will provide sufficient resources for the Bank to meet current and reasonably foreseeable capital needs.
	The Federal Deposit Insurance Corporation ("FDIC") requires "well capitalized" banks to maintain a minimum Tier 1 or leverage capital ratio of 5%. At September 30, 1999, the Bank's Tier 1 or leverage capital ratio was 9.94%.
The Bank is also subject to the FDIC's risk-based capital regulations, which require the Bank, as "well capitalized," to maintain a total risk-based capital ratio of 10%, including at least 6% Tier 1 risk-based capital. At September 30, 1999, the Bank's total risk-based and Tier 1 risk-based capital ratios were 11.07% and 11.07%, respectively, which met all regulatory requirements.
	Pursuant to the FDIC Improvement Act ("FDICIA"), all banks are subject to rules limiting brokered deposits and interest rates. Under FDICIA, the Bank meets the conditions to be deemed a "well capitalized" bank, which means it may accept brokered deposits without restriction. At September 30, 1999, the Bank had $43.6 million of brokered deposits. After the close of the purchase and sale transaction with Hudson United Bancorp, the Bank will transfer all brokered deposits to Hudson and will substantially cease its deposit operations.

Cash Flows
Cash and cash equivalents decreased $6.1 million. Advest's cash and equivalents increased $2.3 million. Advest used $10.0 million of cash from investing activities primarily to finance capital expenditures and funding of recruitment bonuses. Advest generated cash from operating activities of $12.4 with increases in customer receivables ($69.1 million), stock borrowed ($245.0 million) and securities inventory ($65.0 million) and a decrease in customer free credits ($31.3 million). These uses of operating cash were financed by net income plus noncash income adjustments ($26.5 million), stock loan ($306.8 million), short sales ($81.3 million) and repurchase agreements ($18.4 million).

	The Bank's cash and equivalents decreased $8.2 million. Net cash provided by operating activities was $32.6 million primarily due to proceeds from loans held for sale of $74.7 million, which were partly offset by loan originations and acquisitions. Net cash used for financing activities was $35.9 million with a $50.4 million decrease in deposits partly offset by a net increase in short-term borrowings. Net cash used for investing activities was $4.9 million primarily due to loan originations of $81.5 million offset by principal collections and a net decrease in investment securities.
	AGI's cash and equivalents increased $.7 million. Net cash from financing activities decreased $4.8 million primarily due to purchases by the employee and executive equity plans offset by treasury stock repurchases and cash dividends paid. Net cash provided by investing activities was $1.8 million primarily related to principal collections on loans and mortgages and net cash provided by operations was $3.7 million.

Accounting Pronouncements
The Company adopted Statement of Financial Accounting Standard ("SFAS") 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," and SAFS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" during the current fiscal year. The Company elected to use the statement of changes in equity approach in adopting SFAS 130 and its implementation did not have a material impact on the Company's financial condition, results of operations or cash flows. The implementation of SFAS 131 requires certain disclosures about identified operating segments of the Company and has no effect on the Company's financial condition, results of operations or cash flows. Refer to Note 16. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair values of plan assets. Its adoption had no impact on the Company's financial condition, results of operations or cash flows.
	In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The Company adopted SFAS 134 as of January 1, 1999, as required, and its adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.
	In June 1999, the FASB issued SFAS 137, "Deferral of the Effective Date of SFAS 133. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 137 defers the effective date for SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133, as amended by SFAS 137, during fiscal 2001, as required, and has not determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

Year 2000
Many computer programs and equipment with embedded chips use two rather than four digits to represent the year and may be unable to accurately process dates after December 31, 1999. This, as well as other date-related programming issues, may result in miscalculations or system failures that can disrupt the businesses that rely on them. The term "Year 2000 issue" is used to refer to all difficulties the turn of the century may bring to computer users.
	Starting in 1996, the Company undertook a program to address the possible impact of the Year 2000 issue on its business. This effort has been led by a project team within the Company's Information Systems Group, with the assistance of a Year 2000 Steering Committee consisting of senior representatives from the Company's principal departments. This project team developed an action plan incorporating five general stages: awareness, assessment, remediation, validation and implementation.
	In carrying out this plan, the Company identified many internal computer programs and some items of equipment that were susceptible to potential Year
2000 failures or errors. All these programs and equipment have been modified or replaced, using internal and external resources, and the modifications or replacements have been successfully tested. In this process, priority was given to those "mission critical" systems whose failure might have a material impact on the Company
	The Company relies heavily on vendors, correspondents and service providers in its operations. An important part of the Year 2000 program has been to determine the extent to which the Company may be vulnerable to failure by these third parties to address their own Year 2000 issues. The Company has communicated with them and received satisfactory assurances concerning their Year 2000 preparations. Where practical, the Company has verified these assurances with testing, particularly on mission critical relationships. The Company is not aware of any Year 2000 issue of any third party likely to materially interfere with the Company's business.
	The Company's brokerage subsidiary is highly dependent on a single third party service provider to maintain client account information, process transactions, and deliver client and operational reports. This service provider has advised the Company that it has addressed its Year 2000 issues. However, any failure by this third party could seriously disrupt the Company's operations. More generally, the financial services industry operates with a high degree of interdependence among firms. Unresolved Year 2000 issues in one firm potentially could disrupt the securities markets and materially impact other firms, including the Company. To address this concern, the Company, the service provider referred to above, and many other firms have participated in an industry-wide testing program. This testing program, which began in April 1998 and will continue through December 1999, has not identified any material deficiencies likely to adversely impact the Company or its industry.
	The Company has developed contingency plans to minimize any Year 2000 disruptions in the event that a mission critical system does not function properly. These contingency plans may include manual processing of transactions, use of alternative service providers, relocation to temporary facilities, programming fixes and other measures.
	The Company believes that it has taken appropriate steps to address the Year 2000 issue. However, if unanticipated Year 2000 problems arise, the consequences could include business interruption, exposure to monetary claims by clients and others, loss of business goodwill, and regulatory noncompliance and possible sanctions. The likelihood of these events and the possible financial impact if they occur cannot be predicted. Generally, the Company's insurance coverage will provide little or no recovery to the Company for losses of this nature.
	The Company estimates that the costs of its Year 2000 efforts will be about $2.5 million, of which approximately $2.2 million had been spent through September 30, 1999. These costs are being funded through operating cash flows and are being expensed as incurred. They do not include costs of replacing computer hardware or software with Year 2000 compliant systems on an expedited basis where that replacement was otherwise contemplated as part of an updating of the Company's systems. Such replacement costs are estimated to be approximately $3.0 million firm wide, substantially all of which will be capitalized or financed under operating leases. These estimates also do not include costs, which would be incurred if the Company is required to implement contingency plans.
	The estimates and conclusions set forth above contain forward-looking statements and are based on management's best estimate of future events. Risks include the availability of resources, our ability to discover and correct material Year 2000 issues and the ability of the vendors, correspondents and other third parties on which the Company relies to bring their systems into Year 2000 compliance.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management
During its normal course of business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading, rather than investment, purposes.

Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the-counter equities in order to facilitate order flow and accommodate its retail and institutional customers. During fiscal 1999 and 1998, Advest significantly increased its institutional corporate bond, government agency and mortgage-backed securities trading activities. The activities of these trading areas accounted for most of a $64.7 million (27%) and $144.1 million (148%) increase in trading inventories and a $81.3 million (54%) and $97.1 million (186%) increase in short security positions, for 1999 and 1998, respectively.

Market Risk
Market risk represents the potential change in the value of financial instruments due to fluctuations in interest rates, foreign currency exchange rates, equity and commodity prices. In the course of its trading and hedging activities, the Company is exposed to interest rate and equity price risk.
	The Company is exposed to market risk arising from changes in interest rates. Advest's management seeks to reduce the risk of its trading portfolio on an aggregate basis. Its risk management activities include inventory and hedging policies. Inventory policies reflect the level of aggregate short and long positions that may be held for trading and are specified by product line. Risk management strategies also include the use of derivatives, principally exchange-traded futures contracts.
	The Company is exposed to equity price risk as a result of making a market in over-the-counter equity securities. Equity price risk arises from changes in the price and volatility of equity securities. In April 1999, a comprehensive review was completed of Advest's NASDAQ trading activities and the decision was made to reduce overnight inventory and more aggressively manage the number of stocks in which it made a market.

Trading Accounts (Value at Risk Analysis)
For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has performed a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. For 1999, Advest has significantly upgraded its VaR capability. In 1997 and 1998, Advest's VaR values relied upon RiskMetrics VaR system. In 1999, Advest converted to the Bloomberg Value at Risk System. The Bloomberg System utilizes the RiskMetrics System as a basis, but then it takes advantage of a number of enhancements that allows for more accurate financial modeling for determining Advest's trading assets' value at risk. The field of Risk Management is constantly evolving, and it is our practice to continually update our abilities to more accurately and effectively utilize material advances in the quantification of Financial Risk Management when these improvements become accepted practice and available. Although value at risk models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and the hedging requirement policy described previously.
	At September 30, 1999, 1998 and 1997, Advest's value at risk for each component of market risk and in total was as follows:

In thousands		            		1999 		1998		 1997
                            ----   ----   ----
	Interest rate risk	       	$301	 	$480	 	$213
	Equity price risk			         56		   77		   64
	Diversification benefit		   (10)		 (69)		 (16)
					                      	---- 		---- 		----
				                      		$347		 $488	 	$261
						                      ====		 ====	  ====

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

Non-trading Accounts (Tabular Presentation)
The following table shows the interest sensitivity of non-trading assets, liabilities and financial instruments of Advest at September 30, 1999 and 1998, based on their estimated maturity/repricing structure:




                                   25

September 30, 1999
------------------                          Percent of                                                   After
In thousands, except percentages     Amount    Total     2000      2001     2002      2003      2004      2004
----------------------------------------------------------------------------------------------------------------
Interest-sensitive assets
       Investment securities (a) $   21,948    98.82% $  16,965 $    750    $  250  $    -   $     -    $  3,983
         Average interest rate        5.80%               5.34%    6.37%     7.25%       -         -       5.93%
       Interest-bearing deposits        262     1.18%       262        -         -       -         -           -
        Average interest rate         5.04%               5.04%        -         -       -         -           -
                                 --------------------------------------------------------------------------------
Total interest-sensitive assets  $   22,210   100.00% $  17,227 $    750    $   250  $   -   $     -    $  3,983
                                 --------------------------------------------------------------------------------
 Interest-sensitive liabilities
       FHLB advances             $   31,000    16.13% $  28,500 $  1,500    $         $         $       $  1,000
         Average interest rate        5.59%               5.55%    6.73%                                   4.99%
       Other borrowings             161,190    83.87%   133,164    7,026       7,000     7,000     7,000       -
         Average interest rate        5.80%               5.34%    7.94%       7.95%     7.95%     7.95%       -
                                 --------------------------------------------------------------------------------
 Total interest-sensitive
       liabilities               $  192,190   100.00% $ 161,664 $  8,526    $  7,000  $  7,000  $  7,000  $ 1,000
                                 ---------------------------------------------------------------------------------
 Interest rate derivatives
   Interest rate swaps:
      Interest rate caps                                                              $  5,000
         Average interest rate                                                           6.00%

September 30, 1998
------------------
                                            Percent of                                                   After
In thousands, except percentages    Amount      Total     1999     2000      2001      2002      2003     2003
--------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets
       Investment securities (a) $   22,176    99.08% $  21,676 $    250   $   250   $    -   $     -   $    -
       Interest-bearing deposits        206     0.92%       200        -         -        6         -        -
         Average interest rate        5.17%               5.27%    0.00%     0.00%     2.00%        -        -
                                 -----------------------------------------------------------------------------------
Total interest-sensitive assets  $   22,382   100.00% $  21,876 $    250   $   250   $    6   $     -   $    -
                                 -----------------------------------------------------------------------------------
Interest-sensitive liabilities
       FHLB advances             $   16,500     9.34% $  10,500 $  3,500   $ 1,500   $        $         $  1,000
         Average interest rate        5.86%               5.62%    6.45%     6.73%                         4.99%
       Other borrowings             160,103    90.66%   124,798    7,281     7,024     7,000     7,000     7,000
         Average interest rate        6.32%               5.86%    7.88%     7.94%     7.95%     7.95%     7.95%
                                 ------------------------------------------------------------------------------------
Total interest-sensitive
       liabilities               $  176,603   100.00% $ 135,298 $ 10,781   $ 8,524   $ 7,000   $ 7,00 $    8,000
                                 ------------------------------------------------------------------------------------
Interest rate derivatives
  Interest rate swaps:
       Fixed to variable notional amount              $   5,000
         Average pay rate                                 7.09%
         Average receive rate                             5.69%
      Interest rate caps                                                             $  5,000
         Average interest rate                                                          6.00%


 (a) Investment securities include investment securities available for sale and FHLB stock.

                        The Advest Group, Inc.
                 Consolidated Statements of Earnings

                                          Fiscal year ended September 30,
                                          -------------------------------
 In thousands, except per share amounts   1999         1998         1997
 -------------------------------------------------------------------------
 Revenues
   Commissions                        $  141,603   $  129,825   $  123,032
   Interest                               57,431       57,439       44,391
   Principal transactions                 56,347       44,752       43,952
   Asset management and administratio     39,188       33,473       25,702
   Investment banking                     33,006       37,607       31,290
   Other                                   7,663        6,705        6,837
                                      ----------    ---------    ---------
   Total revenues                        335,238      309,801      275,204
                                      ----------    ---------    ---------
 Expenses
   Compensation                           198,322      180,886      161,546
   Interest                                34,965       31,341       23,799
   Communications                          32,136       27,530       23,062
   Occupancy and equipment                 20,813       18,744       17,479
   Business development                     7,728        7,197        6,517
   Professional                             5,610        4,686        5,950
   Brokerage, clearing and exchange         5,085        4,542        4,675
   Other                                    8,267        7,047        8,094
                                       ----------   ----------   ----------
   Total expenses                         312,926      281,973      251,122
                                       ----------   ----------   ----------
 Income before taxes                       22,312       27,828       24,082

   Provision for income taxes               8,925       10,853        9,873
                                       ----------   ----------   ----------
 Income from continuing operations         13,387       16,975       14,209

   Income from discontinued
        operations, net of taxes              877          977          723

   Loss on sale of discontinued
        operations, net of taxes             (713)           -
                                      -----------  -----------  -----------
 Net income                           $    13,551  $    17,952  $    14,932


Per share data:
   Basic earnings:
   Continuing operations              $      1.67   $     2.08 $       1.77
   Discontinued operations                   0.11         0.12         0.09
   Loss on sale of discontinued
        operations                          (0.09)           -            -
                                      ------------  ---------- ------------
 Net income                           $      1.69   $     2.20  $      1.86
                                      ============  ========== ============

   Diluted earnings:
   Continuing operations              $      1.46   $     1.82  $      1.54
   Discontinued operations                   0.10         0.10         0.08
   Loss on sale of discontinued
        operations                          (0.08)           -            -
                                      ------------  ----------- -----------
   Net income                         $      1.48   $     1.92  $      1.62
                                      ============  =========== ===========

   Dividends declared                 $      0.19   $     0.16  $      0.09
                                      ============  =========== ===========
---------------------------------------------------------------------------
See Notes to Consolidated Financial Statements
---------------------------------------------------------------------------

                                  27

	          The Advest Group, Inc.
      	    Consolidated Balance Sheets

In thousands, except per share amounts                September 30, 1999     September 30, 1998
----------------------------------------------------------------------------------------------------
Assets
Cash and short-term investments
     Cash and cash equivalents                        	$        7,812           $      13,882
     Cash and securities segregated
	       under federal and other regulations                       253                     248
     Interest-earning deposits and investments                      -                       -
                                                       --------------            -------------
									                                                       8,065                  14,130
										                                             --------------	           -------------
Receivables
     Securities borrowed                                      515,676                 270,638
     Brokerage customers, net                                 503,116                 433,840
     Brokers and dealers                                        6,447                   5,310
     Other                                                     30,455                  19,608
										                                             --------------             ------------
                                                            1,055,694                 729,396
										                                             --------------             ------------
Securities
     Trading, at market value                                 306,426                 241,681
     Available for sale, at market value                        5,063                  11,787
     Held to maturity (market values of $16,886
       and $18,911)                                            16,885                  18,776
                                                       --------------             -----------

                                                              328,374                 272,244
										                                             --------------             -----------
Other assets
     Net assets of discontinued operations                     30,972                   8,267
     Equipment and leasehold improvements, net                 13,028                  13,377
     Other                                                     26,488                  23,702
                                                       --------------             -----------
											                                                    70,488                  45,346
									                                              --------------             -----------
                                                          $ 1,462,621             $ 1,061,116
										                                             ==============             ===========

Liabilities and Shareholders' Equity
Liabilities
     Securities loaned                                   $    523,095            $    216,275
     Brokerage customers                                      298,119                 329,975
     Securities sold, not yet purchased, at market value      230,486                 149,189
     Short-term borrowings                                    161,007                 134,762
     Long-term borrowings                                      30,526                  41,308
     Compensation and benefits                                 27,648                  27,247
     Repurchase agreements                                     18,406                       -
     Brokers and dealers                                       10,839                  13,984
     Checks payable                                             4,971                   2,973
     Deposits                                                       -                       -
     Net liabilities of discontinued operations                     -                       -
     Other                                                     22,388                  21,736
     Subordinated borrowings                                        -                       -
                                                         ------------              -----------
										                                                  1,327,485                 937,449
										                                               ============              ===========
Shareholders' equity
     Preferred Stock                                                -                       -
     Common stock, par value $.01, authorized 25,000 shares,
        issued 10,914 and 10,893 shares                           109                     109
     Paid-in capital                                           76,814                  72,966
     Retained earnings                                         77,644                  65,785
     Accumulated other comprehensive income, net                    -                     (12)
     Unamortized restricted stock compensation                 (2,081)                 (1,081)
     Treasury stock, at cost, 1,989 and 1,944 shares          (17,350)                (14,100)
										                                                ------------            ------------
                                                              135,136                 123,667
										                                                ------------            ------------
                                                          $ 1,462,621             $ 1,061,116
										                                                ============            ============

See Notes to Consolidated Financial Statements.

                                 The Advest Group, Inc.
                         Consolidated Statements of Cash Flows

                                                                            Fiscal year ended September 30,

In thousands                                                             1999          1998         1997
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                         $    13,551     $  17,952    $  14,932
Income from discontinued operations                                       (877)         (977)        (723)
Loss on sale of discontinued operations                                    713             -            -
                                                                   ------------    ----------   ----------
Income from continuing operations                                       13,387        16,975       14,209

 Adjustments to reconcile net income to net cash provided
         by operating activities of continuing operations:
        Depreciation and amortization                                   11,071         9,425       8,295
        Provision for credit losses and asset devaluation                  306           159         237
        Deferred income taxes                                           (3,664)         (347)        (69)
        Loss on retirement of subordinated borrowings                                                          607
        Other                                                             (636)           10      (1,820)
   (Increase) decrease in operating assets:
        Securities borrowed                                           (245,038)       20,106     (70,826)
        Receivables from brokerage customers, net                      (69,079)      (44,791)    (36,794)
        Trading securities                                             (64,922)     (138,472)       (904)
        Receivables from brokers and dealers                            (1,137)       (1,213)      1,298
        Cash and securities segregated under federal and other regulatio    (5)           17           -
        Other                                                          (17,606)       (7,340)     (3,873)
   Increase (decrease) in operating liabilities:
        Securities loaned                                               306,820      (42,020)     44,300
        Securities sold, not yet purchased                               81,297       97,076       4,675
        Repurchase agreements                                            18,406            -           -
        Checks payable                                                    1,998      (15,394)      1,390
        Short-term brokerage borrowings, net                              1,227       92,000      (1,800)
        Brokerage customers                                             (31,856)      10,875      36,482
        Other                                                             8,649        7,083       9,323
                                                                 ---------------  -----------  ----------
Net cash provided by operating activities of continuing operations        9,218        4,149       4,730
                                                                 ---------------  -----------  ----------
FINANCING ACTIVITIES
     Repayment of short-term borrowings                                     (264)       (248)     (1,107)
     Proceeds from long-term borrowings                                        -           -      35,000
     Retirement of subordinated debentures                                     -           -     (20,545)
     Repayment of long-term borrowings                                         -           -      (9,820)
     Other                                                                (4,515)       (218)        270
                                                                 ----------------  ----------- ----------
Net cash (used in) provided by financing activities
      of continuing operations                                            (4,779)       (466)      3,798
                                                                 ----------------  ----------- ----------
INVESTING ACTIVITIES
  Proceeds from (payments for):
      Maturities of held to maturity securities                           23,879       22,712     24,000
      Maturities of available for sale securities                            983        2,260      1,759
      Sales of available for sale securities                              19,607       42,853      4,872
      Purchases of available for sale securities                         (13,110)     (47,024)    (1,598)
      Purchases of held to maturity securities                           (21,539)     (20,500)   (22,000)
  Principal collections on loans                                           1,661       13,185        254
  Loans originated                                                          (619)      (5,841)      (335)
  Other                                                                  (10,135)      (8,950)    (9,185)
                                                                 ----------------   ----------  ----------
Net cash provided by (used in) investing activities of continuing operat     727       (1,305)    (2,233)
Net cash used in discontinued operations                                 (11,236)        (955)    (5,297)
                                                                 ----------------   ----------  ----------
(Decrease) increase in cash and cash equivalents                          (6,070)       1,423        998
Cash and cash equivalents at beginning of period                          13,882       12,459     11,461
                                                                 ----------------   ----------- ----------
Cash and cash equivalents at end of period                          $      7,812    $  13,882  $  12,459
                                                                 ================   =========== ==========

Interest paid                                                       $    34,824     $  40,517  $  31,817
Income taxes paid                                                   $    12,386     $  15,297  $   7,987
Non-cash activities:
     Restricted stock awards, net of forfeitures                    $     1,605     $     811  $     516
See Notes to Consolidated Financial Statements.

                                                    The Advest Group, Inc.
                                          Consolidated Statements of Changes in Shareholders' Equity


                                $.01 par value                                               Unamortized   Accumulated
                                Common stock                             Treasury stock      restricted          other     Share-
 In thousands, except           ---------------   Paid-in    Retained    -----------------   stock       comprehensive   holders'
 per share amounts              Shares   Amount   capital    earnings    Shares     Amount   compensation   income, net    equity
 Balance as of
    September 30, 1996           10,710  $  107  $  68,842  $  35,102    (2,307) $  (14,182) $      (56) $       (223)   $ 89,590
 Comprehensive income:
    Net income                                                 14,932
    Unrealized holding gain
       on investment securities
       (net of taxes of $79)                                                                                       160
 Total comprehensive income                                                                                                15,092
 Exercise of stock options           83       1         839                   61          26                                  866
 Dividends declared
    ($.09 per share)                                             (774)                                                       (774)
 Repurchase of common stock                                                 (183)     (1,835)                              (1,835)
 Sale of treasury stock to
    equity plan                                        1,104                 191       1,221                                2,325
 Conversion of subordinated debentures
    at $13.57 per share              19                  254                                                                  254
 Stock issued under restricted stock
    plans, less amortization of $95                      255                  54         355          (515)                    95
 Other                                                    15                   4          25                                   40

 Balance as of                   ------   ------     ------     ------   -------      -------         ------     -------  -------
    September 30, 1997           10,812      108     71,309     49,260   (2,180)     (14,390)         (571)        (63)   105,653
 Comprehensive income:
    Net income                                                  17,952
    Unrealized holding gain
       on investment securities
       (net of taxes of $24)                                                                                         51
 Total comprehensive income                                                                                                18,003
 Exercise of stock options           81        1        577                   32         (224)                                354
 Dividends declared
    ($.16 per share)                                            (1,427)                                                    (1,427)
 Repurchase of common stock                                                  (60)       (1,167)                            (1,167)
 Sale of treasury stock to
    equity plan                                        1,421                  90           521                              1,942
 Stock issued under restricted stock
    plans, less amortization of $301                     601                  31           210         (510)                  301
 Other                                                  (942)                143           950                                  8

 Balance as of                   ------   ------      ------     ------   -------      --------       -------    --------  ------
    September 30, 1998           10,893      109      72,966     65,785   (1,944)      (14,100)       (1,081)        (12) 123,667
 Comprehensive income:
    Net income                                                   13,551
    Unrealized holding gain
       on investment securities
       (net of taxes of $9)                                                                                            12
 Total comprehensive income                                                                                                13,563
 Exercise of stock options           21        -         104                    2            34                               138
 Dividends declared
    ($.19 per share)                                             (1,692)                                                   (1,692)
 Repurchase of common stock                                                  (298)       (5,383)                           (5,383)
 Sale of treasury stock to
    equity plan                                        1,439                  123           984                             2,423
 Stock issued under restricted stock
   plans, less amortization of $809                    1,222                   62           587         (1,000)               809
 Other                                                 1,083                   66           528                             1,611

Balance as of                   -------   -------  ---------   ---------   -------    -----------   ------------  --------- -----
    September 30, 1999          10,914    $   109  $  76,814   $  77,644   (1,989)    $  (17,350)   $    (2,081)  $  -  $ 135,136
                                =======   =======  =========   =========   =======    ===========   ============  =========  ====

 See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
Basis of presentation
The consolidated financial statements include the accounts of The Advest Group, Inc. ("AGI") and all subsidiaries (collectively the "Company"). The Company provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management. Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker/dealer and Advest Bank and Trust Company (the "Bank"), a federal savings bank. In May 1999, the Company announced that it was entering into two agreements with a third party financial institution, which include the sale of the Bank's loans and other financial assets and assumption of the Bank's deposit liabilities. See Note 2, "Discontinued Operations."
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All material intercompany accounts and transactions are eliminated. Certain 1998 and 1997 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation.
	Cash equivalents are defined as short-term, highly liquid investments with an original maturity of three months or less including amounts due from banks, federal funds sold and overnight time deposits. At September 30, 1999 and 1998, federal funds sold were $500,000 and $6,050,000, respectively.

Receivables from and payables to brokerage customers
Receivables from and payables to brokerage customers arise from cash and margin transactions executed by Advest on their behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. At September 30, 1999 and 1998, the reserve was $548,000 and $791,000, respectively. Included in payables to brokerage customers are free credit balances of $281,860,000 and $303,030,000 at September 30, 1999 and 1998,
respectively. Advest pays interest on credit balances when the customer has indicated that the funds are for reinvestment purposes.

Collateralized financing transactions
Securities loaned and borrowed are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral received or advanced. The fee received or paid by Advest is recorded as interest revenue or expense. The initial collateral advanced or received has a market value in excess of the market value of the underlying securities. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.
	The Company utilizes short-term repurchase agreements as supplementary short-term financing and delivers U.S. Treasury securities as collateral for
cash received.   These repurchase agreements are accounted for as collateralized financings. The fee paid by the Company is recorded as interest expense. The Company monitors the market value of securities transferred on a daily basis, and obtains or refunds collateral as necessary.

Securities
Advest records securities transactions on a settlement date basis, which does not differ materially from a trade date basis. Revenues and related expenses for transactions executed but not settled are accrued on a trade date basis.

	Advest's trading securities and securities sold, not yet purchased are valued at market with unrealized gains and losses reflected in current period revenues from principal transactions or investment banking. Periodically, Advest receives stock warrants in connection with its investment banking activities. Warrants are carried at their fair value which is determined using the Black-Scholes model or another standard option valuation technique.
	Securities available for sale are carried at fair value with unrealized holding gains or losses, net of tax, reflected in shareholders' equity and comprehensive income. Realized gains and losses are recorded on trade date by the specific identification method and are included in revenue from principal transactions.
	Securities which the Company has the positive intent and ability to hold until maturity are carried at amortized cost and classified as held to maturity investments. Available for sale and held to maturity securities are reduced to fair value, through charges to income, for declines in value that are considered to be other than temporary.

Investment banking
Investment banking revenues are recorded, net of expenses, on the settlement date for management fees and sales concessions, and on the dates the underwriting syndications are closed for underwriting fees.

Depreciation and amortization
Equipment and leasehold improvements are carried at cost. Depreciation of equipment for financial accounting purposes is calculated primarily using the straight-line method and is based upon the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. At September 30, 1999 and 1998, accumulated depreciation and amortization were $15,236,000 and $41,848,000, respectively.
	The excess cost over the fair value of net assets of acquired companies is recorded as goodwill and is amortized on a straight-line basis over 40 years. At September 30, 1999 and 1998, the amount of goodwill reported in other assets was $5,374,000 and $5,624,000, respectively.

Income taxes
Deferred income taxes are recognized for the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount which is more likely than not realizable. Income tax expense is the sum of the taxes currently payable and the change during the period in deferred tax assets and liabilities.

Derivative financial instruments
Advest uses derivatives (primarily financial futures contracts) solely to manage the risk associated with its municipal bond trading securities. Derivative transactions are entered into when inventory levels exceed pre-determined thresholds specified in Advest's hedging policy, which was developed and is reviewed at least annually by the chief executive officer of the Company. Derivatives are considered off-balance-sheet instruments because their notional amounts are not recorded on the balance sheet. However, the fair values of Advest's futures contracts, which are based on quoted market prices, are reflected in the consolidated balance sheets within trading securities and the changes therein are reflected in the operating activities section of the consolidated statements of cash flows. Futures contracts are marked to market daily. Unrealized and realized gains and losses from the termination or sale of the futures contracts are reflected in revenue from principal transactions.

Recent accounting pronouncements
In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 137, "Deferral of the Effective Date of SFAS 133." SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS 137 defers the effective date for SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 as amended by SFAS 137 during fiscal 2001, as required, and has not yet determined whether its implementation will have a material impact on the Company's financial condition, results of operations or cash flows.

Note 2: Discontinued Operations
During the third quarter, the Company announced that it would enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company. Under the terms of a purchase and sale agreement, Hudson will acquire the loan and other financial assets and assume the deposit liabilities of the Bank. Under the terms of a separate agreement, Advest and Hudson entered into a strategic alliance whereby Hudson became the exclusive provider of banking products and services to Advest and its clients. The strategic alliance agreement became effective September 1, 1999 and, concurrently, the Bank ceased its mortgage origination operations.
	The purchase and sale agreement was approved by the Office of Thrift Supervision ("OTS") and is expected to close during the fall of 1999. Under the terms of the purchase and sale agreement, Hudson will make a one-time payment of $2.0 million to the Bank. After deducting expenses related to the disposition, the Bank recognized a pre-tax profit of $.2 million on the transaction. The net loss of $.7 million on the sale of discontinued operations reflects a $.9 million tax expense related to the Bank's loan loss reserves. See Note 11.
	Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements of the Company reflect the disposition of certain assets and liabilities of the Bank. Accordingly, the Company's revenues, costs and expenses, assets and liabilities, and cash flows have been restated to exclude the lending and deposit businesses of the Bank from the respective captions in the Consolidated Statement of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported through their respective dates of disposition as "Income from discontinued operations, net of taxes," as "Net assets of discontinued operations," and as "Net cash used in discontinued operations."
	Financial information for discontinued operations for the three years ended September 30, 1999 is summarized below (See Note 11 for analysis of income taxes):

 -------------------------------------------------------------
	In thousands			               1999	         1998	        1997
 -------------------------------------------------------------
	Statement of earnings data:
	Revenues			        	       $12,273      	$15,427	     $16,002
	Expenses				                10,811      	 13,826     	 14,776
                            -------       -------      -------
	Income before taxes		        1,462	        1,601     	  1,226
	Provision for income taxes	    585	          624     	    503
						                      -------	      -------	     -------
	Income from discontinued
		operations			             $   877	      $   977     	$   723
						                      =======	      =======     	=======
 -------------------------------------------------------------
	Balance sheet data:
	Loans				                	$151,603	     $178,072
	Interest receivable		        1,028     	   1,265
	Other assets			               (389)	       1,085
	Deposits			              	(120,660)    	(171,074)
	Interest payable			           (136)    	    (309)
	Other payables			             (474)    	    (772)
					                      -----------  ----------
	Net assets of discontinued
		operations			            $ 30,972     	$  8,267
                         		===========  ==========

	As of September 30, 1999 and 1998, loans to related parties, which will be included in the sale of the Bank's assets, totaled approximately $1,601,000 and $2,556,000, respectively. There were approximately $269,000 of new loans and advances and $1,224,000 of net repayments during 1999. Related parties include directors and executive officers of the Company, and their respective affiliates in which they have a 10% or more interest. Such loans were made in the ordinary course of business. As of September 30, 1999, all loans to related parties were performing.

Note 3: Trading Securities
At September 30, 1999 and 1998, trading securities consisted of:

                                       						           Securities sold,
			                        Trading securities     	    not yet purchased
	                          ------------------        -------------------
In thousands			                1999	      1998	       1999	       1998
-------------------------------------------------------------------
Corporate obligations    		$175,743	  $196,029 	   $194,710   $ 89,641
State and municipal
	Obligations			              42,912  	  23,323	         314        526
U.S. government and agency
	Obligations			              51,969      4,041	      34,831  	  57,566
Mortgage-backed securities	  31,605  	  11,562	           2	       408
Stocks and warrants	      	   4,197	     6,726	         629	     1,048
					                      ---------- ---------   ---------   --------
				                      	$306,426  	$241,681    	$230,486	  $149,189
                           ========== 	========   =========  	========

Note 4: Investment Securities
As of September 30, 1999, the amortized cost and fair values of debt securities, by contractual maturity, were:
----------------------------------------------------------
							                  Held to maturity
                     ---------------------------
						              	                  Amortized	     Fair
In thousands					                           cost	    value
-----------------------------------------------------------
	Due in one year or less	              		$12,402  	$12,402
	Due after one year through five years	      500	      500
	Due after ten years				                   3,983	    3,984
-----------------------------------------------------------
								                                 $16,885	  $16,886
							                                  =======   	=======

	For the three years ended September 30, 1999, 1998 and 1997, proceeds from the sale of securities available for sale were $19,607,000, $42,853,000 and $4,871,000, respectively, and gross gains realized were $0, $66,000 and $11,000, respectively. Gross losses realized were $537,000, $2,000 and $82,000 for 1999, 1998 and 1997, respectively. The amortized cost and fair values of the Company's available for sale securities at September 30, 1999 and 1998 were:

     				                           Gross unrealized
                          Amortized ----------------        Fair
In thousands			                cost	    gains losses	       value
------------------------------------------------------------------
1999
----
FHLB stock				              $ 2,270    $--      $ --      	$ 2,270
Other					                    2,793	    --        --	        2,793
                            -------    ---      ----       -------
				         	              $ 5,063	   $--      $ --	      $ 5,063
					                       =======	   ===      ====	      =======

1998
----
FHLB stock			              	$ 2,270	   $--      $ --      	$ 2,270
Mortgage-backed securities	   1,990	    --        --	        1,990
Other					                    7,542	     9      (24)	        7,527
					                       -------	   ---     ----	       -------
					                       $11,802	   $ 9     $(24)	      $11,787
                            =======	   ===     =====      	=======

	There were no sales of held to maturity securities during the three years in the period ended September 30, 1999. The amortized cost and fair values of the Company's held to maturity securities at September 30, 1999 and 1998 were:

---------------------------------------------------------------------------
                   				                 Gross unrealized
                           Amortized    ----------------    Fair
In thousands			                 cost	   gains     losses	  value

1999
----
Mortgage-backed securities 	    $ 3,983	    $1    $--	   $ 3,984
U.S. government and agency
 obligations 			                  12,402	   --     --	    12,402
Other			 		                          500	   --     --	       500
				                             -------	   ---   ----	  -------
				                            	$16,885	   $1    $--	   $16,886
				                            	=======	   ===   ====	  =======

1998
----
Mortgage-backed securities       	$ 5,876	  $135   $--  	$ 6,011
U.S. government and agency
 obligations			                    12,400	    --    --	   12,400
Other					                            500	    --    --	      500
					                            --------   ---   ----  	-------
				                             	$18,776	  $135   $--	  $18,911
                                 =======	   ===   ====   =======

Note 5: Short-term Borrowings
In the ordinary course of business, primarily to facilitate securities settlements and finance margin debits and trading inventories, Advest obtains bank loans which are collateralized by its trading securities and customers' margin securities. The loans are payable on demand and bear interest based on the federal funds rate. At September 30, 1999 and 1998, Advest had $125,228,000 and $124,001,000, respectively, in bank loans all collateralized by firm trading securities. The weighted average interest rate on bank loans outstanding at September 30, 1999 and 1998, was 5.57% and 5.81%, respectively, and the weighted average interest rates during fiscal 1999 and 1998 were 5.21% and 5.87%, respectively.
	Short-term borrowings of the Bank consisted primarily of the current portion of advances from the FHLB. At September 30, 1999, borrowings totaled $28,500,000 at rates from 5.37% to 6.68%. At September 30, 1998, borrowings totaled $10,500,000 at rates from 5.53% to 6.58%. The Bank's borrowings with the FHLB are collateralized by its holdings of FHLB stock as well as otherwise unencumbered mortgage loans and investment securities. The advances are subject to prepayment penalties, which are intended to make the FHLB indifferent to the prepayment and are approximately equivalent to settlement of the obligations at their current fair value.
	AGI's short-term borrowings at September 30, 1999 and 1998, were $7,279,000 and $261,000, respectively, representing the current portion of notes
due between 2000 and 2003.   Refer to Note 6 for additional information.

Note 6: Long-term Borrowings
Long-term borrowings of the Bank were $2,500,000 and $6,000,000 as of September 30, 1999 and 1998, respectively, and represent the non-current portion of FHLB advances. The borrowings are collateralized in the same manner as short-term borrowings. As of September 30, 1999, the interest rates and maturities of outstanding borrowings were:

	In thousands			            Interest rates	       Amount
 -------------------------------------------------------
	Year ending September 30, 2001	     6.73%		      $1,500
	Year ending September 30, 2008	     4.99%		       1,000
										                                        ------
										                                        $2,500
									                                        	======

	In fiscal 1997, AGI entered into a private placement transaction with three institutional investors, borrowing $35,000,000 on an unsecured basis. Under the terms of the note, the principal is payable in five equal installments with payments due on December 31, 1999 and on the last day of each December thereafter through and including December 31, 2003. The note is investment-grade rated and bears interest at the rate of 7.95% per annum payable semiannually on the last day of June and December.
	On November 1, 1995, AGI signed a promissory note with a third party lender for $1,250,000 due November 1, 2000. Under the terms of the note, the principal is payable in 60 equal monthly installments at an interest rate of 6.25%.
	At September 30, 1999 and 1998, total long-term borrowings of AGI were $28,026,000 and $35,308,000, respectively.

Note 7: Common Stock
Basic earnings per share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes. Diluted earnings per share for fiscal 1997 assumes full conversion of the Company's outstanding subordinated debentures into common stock and elimination of the related interest expense, net of taxes, for the periods outstanding. The debentures were retired in January 1997.
	The following table provides the calculation of net income per common share for the years ended September 30, 1999, 1998 and 1997:

In thousands, except per share amounts	   1999	   1998	     1997
----------------------------------------------------------------
Net income						                       $13,551 	$17,952 	$14,932
							                                  =======	=======	=======
Average number of common shares
	outstanding during the period         		  8,888	  8,877	  8,512
Adjustments:
	Contingently issuable shares         		   (892)   (726)   (469)
Average number of common                  ------ ------  -------
	shares outstanding			                    7,996   8,151    8,043
						                                  	-------	-------	-------
Basic earnings per common share		       $  1.69	$  2.20	 $  1.86
                                  							======= 	=======	=======

In thousands, except per share amounts	   1999	   1998 	   1997
---------------------------------------------------------------
Net income					                       	$13,551 $17,952 	$14,932
Interest expense
	on debentures, net	                 		     --	     --	     249
						                                 	-------	-------	-------
Net income applicable to
	common stock	                       			$13,551	$17,952	$15,181
							                                 ======= =======	=======

Average number of common shares
	outstanding during the period		          8,888	  8,877	  8,512
Adjustments:
	Exercise of stock options            		    293	    467	    366
	Conversion of debentures		                  --	     --	    466
						                                 	-------	-------	-------
Average number of common
	shares outstanding			                    9,181	  9,344	  9,344
							                                 =======	=======	=======

Diluted earnings per common share	     	$  1.48	$  1.92	$  1.62
                                  						=======	 =======	=======

	Under a common stock repurchase program, the Company is authorized to purchase up to 4,000,000 shares. During the years ended September 30, 1999 and 1998, 298,369 and 60,500 shares, respectively, were acquired for a total of 3,055,146 shares repurchased since the start of the program.
	The payment of dividends on the Company's common stock is subject to (1) the availability of funds from Advest, which may be restricted under the net capital rule of the SEC and the New York Stock Exchange ("NYSE"), and from the Bank, which is subject to minimum bank regulatory requirements, and (2) a Note Purchase Agreement dated as of December 27, 1996 with three institutional investors. Such restrictions have never curtailed the Company's ability to declare dividends.
	In 1988, the Board of Directors of the Company adopted a shareholder rights plan. The plan provides for the distribution of one common stock purchase right for each outstanding share of common stock of the Company. In March 1998, the Board of Directors adopted an amendment to the plan extending the term of the rights, increasing their exercise price, and making other changes to the plan. After giving effect to this amendment, each right entitles the holder, following the occurrence of certain events, to purchase one share of common stock at a purchase price of $60 per share subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which either a person or group of affiliated persons acquires, or commences a tender offer to acquire 20% or more of the Company's common stock or a person or group of affiliated persons acquires 15% of the Company's common stock and is determined by the Board of Directors to be an "Adverse Person." Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances, a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring company at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in October 2008 unless earlier redeemed or exchanged by the Company.
	The Company has 2,000,000 shares, $.01 par value, preferred stock which was authorized by shareholders in 1988. The Board of Directors has full discretion with respect to designating and establishing the terms of each class or series of preferred stock prior to its issuance. No preferred stock has been issued to date.

Note 8: Stock Option Plans
Employee stock option plans
The Company's 1993 Stock Option Plan (the "1993 Plan") provides for grants of incentive stock options or nonqualified stock options for up to 500,000 shares of the Company's common stock. At September 30, 1999, options for 506,195 shares had been granted under the 1993 Plan, of which 427,363 options were outstanding. In September, 1999, the Board of Directors approved the 1999 Stock Option Plan (the "1999 Plan") subject to approval by the Company's Shareholders. If approved, the 1999 Plan will authorize grants of incentive stock options or nonqualified stock options for up to 300,000 shares. Option grants under the 1993 Plan and 1999 Plan are made at the discretion of the Human Resources Committee of the Board of Directors and become exercisable at such times (but not within six months of grant) and expire at such time (but not later than ten years after grant), as that committee determines.

Non-employee director stock option plans
The Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), as amended, provided for annual grants of 2,500 nonqualified stock options to each non-employee director through January 1999 up to an aggregate of 100,000 for all directors. In September 1999, the Board of Directors approved the 2000 Non-Employee Director Stock Option Plan (the "2000 Plan"), subject to approval by the Company's Shareholders. If approved, the 2000 Plan will authorize continued annual grants at the same level of up to an additional 100,000 options. At September 30, 1999, 74,500 options had been granted under the 1994 Plan, of which 66,000 were outstanding, and no options had been granted under the 2000 Plan. Options granted under either Plan become exercisable in equal thirds 30, 42 and 54 months after grant and expire 60 months after grant.

Advest equity plans
Since 1995, the Company has offered the Advest Equity Plans (the "Equity Plan") to certain eligible employees. The Equity Plan is a salary deferral investment program and is described in more detail in Note 9. For deferrals during calendar 1999 through June 30, 1999, 57,650 options were granted and additional options will be granted based on deferrals from June 30, 1999 through December 31, 1999. For deferrals during calendar 1998 and 1997, respectively, 91,724 and 111,020 options were granted. Options granted under the equity plans are nonqualified stock options which will become exercisable five years after the end of the plan year and expire two years later.

Exercise price of options
All options granted by the Company to date, or which may be granted under all plans, have or will have exercise prices not less than 100% of the fair market value of the Company's common stock on the date of grant.

Pro forma compensation expense
The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings would have been the pro forma amounts indicated below:

	In thousands	   	   1999	   1998	   1997
 --------------------------------------
	Net earnings
		As reported	   	$13,551	$17,952	$14,932
		Pro forma		      12,901	 17,573	 14,736

	Basic earnings per share
		As reported   		$  1.69	$  2.20	$  1.86
		Pro forma		        1.61    2.16    1.83

	Diluted earnings per share
		As reported		   $  1.48	$  1.92	$  1.62
		Pro forma		        1.41	   1.88	   1.60


	Pro forma compensation expense associated with option grants is recognized over the vesting period. The impact of applying SFAS 123 on pro forma disclosure for the years shown is not fully representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of 1997, 1998, 1999 and subsequent grants.

Stock option activity
Transactions under the Company's stock option plans are summarized below:

                                Number of 	Weighted-average
						                             shares	 exercise price
 -----------------------------------------------------------

	Options outstanding at
		September 30, 1996	             902,069		     $ 7.29
			Granted		                      172,838		      15.70
			Forfeited	                  	  (22,249)	       8.42
			Exercised		                   (186,674)	       5.38
				                           		---------
	Options outstanding at
		September 30, 1997	             865,984	     	  9.35
			Granted		                      127,533		      26.13
			Forfeited		                    (14,031)		      6.51
			Exercised		                   (144,506)     	 12.45
			                           			---------
	Options outstanding at
		September 30, 1998	             834,980	     	 12.34
			Granted		                      249,336	     	 18.82
			Forfeited		                    (38,393)	    	 12.28
			Exercised		                    (18,989)    		  8.11
					                           	---------
	Options outstanding at
		September 30, 1999	           1,026,934     		$13.99
						                           =========

	At September 30, 1999, 1998 and 1997, options were exercisable, respectively, on 224,327, 151,348 and 145,987 shares and the weighted average exercise prices were $7.22, $6.84 and $5.87.
	The weighted-average fair value of options granted in 1999, 1998, and 1997 were $7.46, $10.16 and $6.67 per option, respectively. Fair value is estimated as of the grant date based on a Black-Scholes option pricing model using the following weighted-average assumptions:

						                     1999 	  	1998     		1997
 --------------------------------------------------
	Risk-free interest rate	 	5.07%   	5.59%     	6.33%
	Expected life		        	5.64yrs 5.19 yrs  	5.41 yrs
	Expected volatility		     37.8%		  36.0%	    	36.0%
	Dividend yield		         	1.10%  		0.79%	    	0.46%

	The following table summarizes information related to outstanding and exercisable options at September 30, 1999:

			                     Options outstanding             Options exercisable
                        -------------------             -------------------
            			             Weighted-        Weighted-             Weighted-
			                           Average          average               average
		               	Number of  exercise        remaining  Number of   exercise
Exercise prices      shares     price   life (in years)    shares      price
$ 5.63-$ 6.00       137,000    $ 5.98         .5          137,000     $5.98
$ 8.50-$11.38       465,418      9.47        2.3           87,327      9.16
$15.44-$22.63       255,991     18.81        6.8               --        --
$23.75-$30.00       168,525     25.69        4.5               --        --
		                 ---------    ------        ---          -------     -----
Total		           1,026,934    $13.99        3.6          224,327     $7.22
		                 =========    ======        ===          =======     =====

Note 9: Employee Compensation and Benefit Plans
Advest Thrift Plan
The Company maintains the Advest Thrift Plan (the "Thrift Plan") which is a qualified employee stock ownership plan ("ESOP") and 401(k) plan covering all employees who have completed one year of service. The Company matches 100% of participants' contributions to their Thrift Plan accounts up to 2% of compensation. In addition, the Company has made or will make discretionary contributions to participants' Thrift Plan accounts equal to 1.5%, 2.5% and 2.5% of their compensation for the calendar years ended December 31, 1999, 1998 and 1997, respectively. Contribution expense for fiscal 1999, 1998 and 1997 was $3,573,000, $4,324,000 and $3,901,000, respectively. No ESOP contributions have been made by the Company since 1993.

Defined benefit plans
The Company's Account Executive Nonqualified Defined Benefit Plan (the "AE Defined Benefit Plan"), effective October 1, 1992, as amended, offers certain high-performing investment executives retirement benefits based upon a formula reflecting their years of service, the gross commissions they generate and Company contributions to their Thrift Plan 401(k) accounts.
	The Company's Executive Nonqualified Post-Employment Income Plan (the "Executive Defined Benefit Plan"), effective October 1, 1993, as amended, provides certain senior executives with income for 10 years after retirement equal to a percentage of their final average earnings based upon a formula reflecting years of service, assumed social security benefits and Company contributions to certain other benefit plans on the executive's behalf. In June 1999, the Board of Directors adopted an amendment to the Executive Defined Benefit Plan which increased the amount of incentive compensation considered in determining final average earnings.
	Although the AE Defined Benefit Plan and the Executive Defined Benefit Plan are considered to be "unfunded," assets have been set aside in revocable trusts for each to fund future payments. These trusts are available to general creditors of the Company in the event of liquidation. The fair value of these trusts, which are included in trading securities and other assets, at September 30, 1999 was $13,600,000, which was more than the projected benefit obligation by $2,930,000.
	The following table sets forth the status of the AE Defined Benefit Plan and Executive Defined Benefit Plan as well as amounts recognized in the Company's consolidated financial statements at September 30, 1999 and 1998:

	In thousands   					                        1999	       1998
 ------------------------------------------------------------
	Change in benefit obligations:
	Benefit obligation, beginning of year	   $ 9,686     	$7,382
	Service cost					                          1,302     	 1,167
	Interest cost					                           625	        558
	Amendments						                             391	         --
	Actuarial (gain) loss				                 (1,328)	       698
	Benefits paid					                            (6)	      (119)
								                                  --------	    ------
	Benefit obligation, end of year	        	$10,670      $9,686
							                                   ========	    ======
	Change in plan assets:
	Fair value of plan assets at
		beginning of year				                   $     --    	$    --
	Employer contribution		 		                      6	        119
	Benefits paid					                             (6)	      (119)
				                                				  --------    	-------
	Fair value of plan assets at end of year	$     --   	$    --
                                      				========    ========

	Funded status		                       			$(10,670)   	$(9,686)
	Unrecognized actuarial (gain) loss		         (281)   	  1,044
	Unrecognized prior service cost		             742	        424
                                     				 --------     --------
	Accrued benefit cost			                 	$(10,209)	   $(8,218)
                                     					========     ========

	Pension expense for the plans for the three years in the period ended September 30, 1999 is included in the following components:

	In thousands				             1999 	  1998	  1997
 ------------------------------------------------
	Service cost		        	   	$1,302 	$1,167	$1,374
	Interest cost				             625     558    408
	Recognized net actuarial
		(gain) loss				               (2)	     6	   (29)
	Amortization of prior service
		cost					                     72 	    53	    53
			                      				------	------	------
	Net benefit costs			      	$1,997 	$1,784	$1,806
						                      	======	======	======

	The following table provides the assumptions used in determining the projected benefit obligation for the plans for the three years in the period ended September 30, 1999:

                          							           1999		1998 		1997
-------------------------------------------------------------
Weighted average discount rate	          	7.625%	6.50%		7.25%
Rate of increase in future compensation
	levels				                               	5.00%	5.00%		5.00%

Advest Equity Plan
The Company has offered the Advest Equity Plan (the "Equity Plan") to certain top performing investment executives and designated key employees since the 1995 calendar year. The Equity Plan allows those employees to defer a portion of their compensation on a calendar year basis, and invest it on a pre-tax basis in units consisting of one share of the Company's common stock and one option to purchase an additional share of common stock. The share portion of the unit is issued monthly from treasury stock and will be restricted for three years after the year of deferral. The option portion is described under Note 8. Both the restricted stock and options will be subject to forfeiture under certain circumstances. The Company offers similar plans to executive officers.
	Under the Advest Equity Plan and other arrangements, restricted stock awards are made, and shares issued, to certain key employees without cash payment by the employee. The shares are restricted for a vesting period, generally five years from the award date. Certain key employees were awarded, net of forfeitures, 44,872 and 28,937 shares of restricted stock, with a fair value of $1,262,000 and $770,000, during 1999 and 1998, respectively. As of September 30, 1999, stock awards for 131,175 shares were outstanding, with restrictions expiring at various dates through 2003. The deferred cost of the restricted stock awards is amortized on a straight-line basis.
	Under employment agreements with certain key employees, a portion of their compensation is invested in restricted shares of the Company's stock on a discounted basis. Under these arrangements, during fiscal 1999 and 1998, 17,024 and 1,819 shares were issued with a fair value of $343,000 and $41,000, respectively, at discounts ranging from 75% to 80% of fair market value. These shares are subject to forfeiture if certain conditions are not met.

Management Incentive Plan
The Company has a Management Incentive Plan (the "MIP") which provides for incentive compensation to salaried employees. Compensation is presently based on the Company's pre-tax income. During fiscal 1999, 1998 and 1997, MIP compensation was $1,777,000, $2,812,000 and $2,462,000, respectively.

Note 10: Capital and Regulatory Requirements
Advest is subject to the net capital rule adopted and administered by the NYSE and the SEC. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. As of September 30, 1999, Advest's regulatory net capital of $72,386,000 was 12.86% of aggregate debit balances and exceeds required net capital by $61,130,000.
	Advest maintains separate accounts for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows Advest to maintain the required amounts in cash or qualified securities.
	Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. With its conversion to a federal charter during fiscal 1997, the Bank is required to limit annual dividends to a percentage of retained net income of the most recent four-quarter period, as defined. No dividends were declared or paid by the Bank during the past three fiscal years. At September 30, 1999, the Bank's Tier 1 leverage capital, Tier 1 risk-based, and total risk-based capital ratios were 9.94%, 11.07% and 11.07%, respectively, which met all regulatory requirements for well capitalized banks.

Note 11: Income Taxes
The provision for income taxes for the years ended September 30, 1999, 1998 and 1997 consisted of the following:

	In thousands			                  1999	  1998   1997
 ----------------------------------------------------
	Current:
		Federal		                    	$7,559	$11,645	$7,142
		State and local     		         2,006	  3,666	 2,321
						                          ------	-------	------
						                           9,565	 15,311	 9,463
					                          	------ 	------	------
	Deferred:
		Federal	                   		  (743)  (3,259)   833
		State and local	 	              103	  (1,199)  (423)
				                          		------	-------	------
                         					  (640)   (4,458)   410
					                          	------	-------	------

	Provision for income taxes    	$8,925	$10,853	$9,873
                          						======	=======	======

	At September 30, 1999 and 1998, deferred tax assets and liabilities were comprised of:

	In thousands                        	1999  	1998
 ----------------------------------------------------
	Deferred tax assets:
		Provision for credit losses and
			asset devaluation	             		$3,006	$2,772
		Employee benefits				              6,629	 5,503
		SFAS115 losses				                    --	     9
		State NOL carryforwards			            --	   444
		State tax credits				                144	    --
		Other						                           91	    67
							                            	------	------
	Total deferred tax assets        		$9,870 $8,795
							                            	------	------

	Deferred tax liabilities:
		Tax loan loss reserve in
			excess of base year            		$  301	$  414
		Depreciation				                     964	   813
		Investment income				                 --	    70
		Partnership basis difference		     1,743  1,500
		Other						                          333	   100
							                             ------ ------
	Total deferred tax liabilities	    $3,341 $2,897
								                            ------	------
		Net deferred tax assets	        		$6,529	$5,898
						                            		======	======

	The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. Accordingly, at
September 30, 1999 and 1998, the Company has recorded no valuation allowance against federal and state deferred tax assets based on reversals of existing
taxable amounts and anticipated future earnings.   At September 30, 1999, it is
anticipated that state net operating loss carryforwards will be fully utilized.
	Effective fiscal 1997, the Bank changed its tax bad debt method to the specific charge-off method in accordance with provisions of the Small Business
Job Protection Act. The change in method resulted in taxable income of approximately $1,485,000 representing the excess of the Bank's tax bad debt reserve at September 30, 1996 over the reserve that arose in tax years beginning before December 31, 1987 (base year reserve). Generally, the income is being recognized ratably over a six-year period. Accordingly, the deferred tax liability resulting from the change in method is approximately $301,000 and $414,000, at September 30, 1999 and 1998, respectively.
	As of September 30, 1998, the Bank did not record a deferred tax liability for its base year reserve of $2,155,000 (as it was not anticipated that a tax liability would be incurred in the foreseeable future.) A tax liability, relating to the base year reserve, would be incurred if certain excess distributions were made with respect to the bank's stock or if the bank failed to qualify as a bank for tax purposes. In May 1999, the Company announced the sale of the Bank's deposit and lending businesses. As a result of this sale, it is expected the Bank will make excess distributions with respect to its stock. Accordingly, a deferred tax liability has been established at September 30, 1999 in the amount of $862,000. The deferred tax has been charged to income from discontinued operations. See Note 2.
	A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows for the three years ended September 30, 1999:

	Percent of pre-tax income        		1999 		1998 		1997
 -----------------------------------------------------
	Statutory income tax rate	       	35.0%		35.0%		35.0%
	State and local income taxes,
		net of federal tax effect	         6.7		  6.9	   6.9

	Recognition of state net
		operating losses               			  --	 	(1.1)	 (1.5)
	Tax-exempt interest income		       (1.0) 	(1.1) 	(1.5)
	Intangible assets				               0.3	   0.3  	 0.4
	Other					                        	(1.0)		(1.0)		 1.7
						                             	-----		-----		-----
	Effective income tax rate        		40.0%		39.0%		41.0%
						                             	=====		=====		=====

Note 12: Commitments and Contingencies
Leases
The Company conducts all of its operations from leased premises, and leases data processing and communications equipment under noncancelable operating leases primarily varying from one to ten years, with certain renewal options for similar terms. Minimum rentals based upon the original terms (excluding taxes, insurance and maintenance expenses which also are obligations) at September 30, 1999 are (in thousands):

                        						    Data processing
	Fiscal year ended	    Office    & communications
	September 30, 	   facilities	          equipment	  Total
 --------------------------------------------------------
	2000				             $ 9,036		           $ 4,976	$14,012
	2001				               8,593		             4,354	 12,947
	2002				               7,496		             1,237	  8,733
	2003				               6,639		                --	  6,639
	2004				               5,235		                --	  5,235
	2005 and thereafter	   9,315		                --	  9,315
					                 -------           		-------	-------
			                 		$46,314           		$10,567	$56,881
					                 =======           		=======	=======

	Rental expense under these leases was $10,799,000, $9,637,000 and $9,338,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

Loan guarantees and letters of credit
At September 30, 1999 and 1998, Advest was contingently liable under bank letter of credit agreements in the amount of $5,335,000 and $3,335,000, respectively, which are collateralized by securities held in customer accounts.
	At September 30, 1999 and 1998, the Bank and AGI were contingently liable under standby letters of credit and commitments to extend credit to customers in the amount of $93,628,000 and $101,675,000, respectively. The value of collateral required to be held for letter of credit commitments as of September 30, 1999 ranges from 172% to 1781% of individual commitments with a weighted average of 165%.

Litigation
The Company has been named as defendant, or has been threatened with being named defendant in various actions, suits and proceedings before a court or arbitrator arising principally from its securities and investment banking business. Such matters involve alleged violations of federal and state securities laws and other laws. Certain of these actions claim substantial damages and, if determined adversely to the Company, could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. The Estate of Gabriel Levine and his wife and various related entities have threatened a proceeding before the American Arbitration Association against Advest. They originally commenced related arbitration and court proceedings in 1993, which were stayed pending consideration of statute of limitations defenses. In 1998, the Connecticut Supreme Court ruled that arbitrators, and not a court, should decide whether those defenses apply. The claimants allege that the option trading in their accounts was unsuitable, and that there was a failure to disclose risks and to supervise their accounts. In court papers filed in 1993, the claimants asserted claims for principal losses of nearly $30,000,000, plus interest, since October 1987. Management believes that Advest has strong defenses to these claims and intends to defend them vigorously. While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel, believes that the resolution of all matters pending or threatened against the Company will not have a material adverse effect on the financial condition or future results of operations or cash flows of the Company.

Note 13: Financial Instruments With Off-Balance-Sheet Risk
In the normal course of business, Advest executes, settles and finances customer and proprietary securities transactions. These activities may expose Advest to off-balance-sheet risk in the event that customers or other parties are unable to fulfill their contractual obligations.
	In accordance with industry practice, Advest records securities transactions executed on behalf of its customers on settlement date which is generally three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, Advest may be required to purchase or sell securities at unfavorable market prices.
	Customer securities activities, including the sale of securities not yet purchased ("short sales"), are transacted on either a cash or margin basis. For margin transactions, in which Advest extends credit to customers, it seeks to control its risk by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Advest monitors required margin levels daily and requests customers to deposit additional collateral or liquidate securities positions when necessary. Such transactions expose Advest to off-balance-sheet risk in the event margin requirements are not sufficient to cover customer losses.
	Advest's collateralized financing activities require it to pledge customer and firm securities as collateral for various secured financing sources such as bank loans, repurchase agreements and securities loaned. In the event the counterparty is unable to meet its contractual obligations, Advest may be exposed to the off-balance-sheet risk of acquiring securities at prevailing market prices. The Company monitors the credit standing of counterparties with whom it conducts business. Risk is further controlled by monitoring the market value of securities pledged on a daily basis and by requiring adjustment of collateral levels as needed.
	Advest has sold securities that it does not currently own and will therefore be obligated to purchase such securities at prevailing market prices in the future. These obligations are recorded in the financial statements at the market values of the related securities and Advest will incur a loss if the market value of the securities increases.
	Advest seeks to manage the interest rate risk associated with its municipal bond inventories by entering into derivative transactions, principally short-term futures contracts. The average fair value of futures contracts during the years ended September 30, 1999 and 1998 were $680,725 and $797,325, respectively. Net trading profits (losses) of $56,000, $(162,000) and $(76,000) were realized in 1999, 1998 and 1997, respectively. At September 30, 1999,
Advest had only nominal open positions. At September 30, 1998, Advest had no open positions. Advest hedges its taxable fixed income positions by taking short positions in like products with similar maturities as well as U.S. treasuries.
	The Bank enters into interest rate cap contracts as part of its interest rate risk management strategy. The notional values do not represent direct credit exposures. The Bank's credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction which is generally netted and paid quarterly.
	The following table illustrates the Bank's outstanding swap and cap contracts at September 30, 1999 and 1998:

                        				 Maturities		Balance    	Balance
In thousands			                 2001	  	 9/30/99    	9/30/98

Interest rate caps:
	Notional value     	          $5,000	    $5,000	    $ 5,000
	Strike rate			                6.000%	    6.000%	     6.000%
	Unamortized premium	             $88	    $   88    	$   128

Fixed pay interest rate swaps:
	Notional value		                  --	        --    	$ 5,000
	Weighted average
		receive rate	                    --	        --   	  5.688%
	Weighted average
		pay rate		                       --	        --	     7.090%

Total notional value	         	$5,000     $5,000    	$10,000


	In the absence of these interest rate cap contracts, net interest income would have been higher by approximately $39,300, $39,300 and $75,000 in 1999, 1998 and 1997, respectively.

Note 14: Concentrations of Credit Risk
Advest generally conducts business with brokers and dealers located in the New York metropolitan area that are members of the major securities exchanges. Advest's clients are predominantly retail investors located throughout the United States but primarily in the Northeast and Florida. Advest's activities primarily involve collateralized arrangements and may result in credit exposure if the counterparties do not fulfill their obligations. Advest's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations.

Note 15: Fair Value of Financial Instruments
Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation. Where current exchange prices are not available, other valuation techniques are used, such as discounting the expected future cash flows. Fair value estimates are subjective and depend on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. In addition, a wide range of valuation techniques are permitted, making comparisons difficult, even between similar entities. The fair value of other financial assets and liabilities (consisting primarily of receivables from and payables to brokers, and dealers and customers and securities borrowed and loaned) are considered to approximate the carrying value due to the short-term nature of the financial instruments.
	The fair value of advances from the FHLB, including the current portion, are estimated using rates which approximate those currently being offered by the FHLB for advances with similar remaining maturities. The fair value of interest rate cap agreements are obtained from quoted market prices and dealer quotes. These values represent the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties.
	The fair values of the Company's financial instruments at September 30, 1999 and 1998 are:

					                                      1999			          1998
------------------------------------------------------------------------
				                              	Carrying	    Fair 	Carrying	   Fair
In thousands			                      amount	   value	   amount	   value
------------------------------------------------------------------------
Financial assets:
	Investment securities            	$ 21,948	$ 21,949	 $ 30,563	$ 30,698

Financial liabilities:
	Short-term borrowings	             161,007	 161,080	  134,762	 134,804
	Long-term borrowings	               30,526	  30,769	   41,308	  41,834
-------------------------------------------------------------------------

                               				Notional     Fair	  Notional	    Fair
In thousands			                      amount	   value	    amount	   value
-------------------------------------------------------------------------
Unrecognized financial instruments:
	Interest rate caps               	$  5,000	$     49  	$  5,000	$     14
	Fixed pay interest
		rate swaps		                           --	      --	     5,000	     (92)
	Commitments to extend
		credit	                         	 (92,924)	     --  	(100,814)	    (28)
	Standby letters of
		credit		                           (6,039)	    (27) 	  (4,196)	    (17)
--------------------------------------------------------------------------

Note 16: Segment Reporting
In 1999, the Company adopted the provisions of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable segments are Private Clients, Capital Markets, Interest and Other. The Private Clients segment includes securities brokerage and investment management services including the sale of equities, mutual funds, fixed income products and insurance to individual investors through Advest's 91 retail offices. The Capital Markets segment includes market-making activities on over-the-counter equities, institutional trading in both equities and fixed income products, trading in corporate bonds, government agency and mortgage-backed securities, corporate underwriting and merger and acquisition, public finance and syndicate participations. Sales credits associated with underwritten offerings are reported in the Private Client segment when sold to individual investors and in the Capital Markets segment when sold to institutional investors. The Interest segment includes revenue from financing margin debits, stock borrowing activities and trading and investment securities. The Other segment includes all corporate expenses and miscellaneous revenues and expenses, which are not allocated to the reportable segments. The Company has not disclosed asset information by segment as the information is not produced internally. All of the Company's business is within the U.S.. The following table summarizes financial information by segment for the three years in the period ended September 30, 1999:

	In thousands        		  1999   	  1998	      1997
 -------------------------------------------------
	Revenues:
	Private Clients   		$218,211 	$202,205  	$188,597
	Capital Markets		     52,275	   41,719  	  35,639
	Interest	         		  57,431	   57,439	    44,391
	Other				              7,321	    8,438	     6,577
				                	-------- 	--------  	--------
			                		$335,238  $309,801  	$275,204
				                	========	 ========	  ========

	Income before taxes:
	Private Clients	   	$ 53,501 	$ 49,985 	 $ 47,315
	Capital Markets		     (4,895) 	 (4,525) 	  (2,974)
	Interest			           22,466	   26,098 	   20,592
	Other				            (48,760)	 (43,730)	  (40,851)
					                --------	  --------	 --------
                					$ 22,312	 $ 27,828	  $ 24,082
				                	========  	========	 ========

                                      49

Quarterly Financial Information (unaudited)
-------------------------------------------
In millions, except	      1999 by fiscal quarters               1998 by fiscal quarters
per share data     --------------------------------     ------------------------------------
              		   1st      2nd     3rd       4th        1st     2nd     3rd      4th
Revenues	      		$82.6     $79.7   $86.7     $86.2      $73.8    $78.4   $79.2    $78.4
Income before    $ 7.5     $ 4.8   $ 4.9     $ 5.1      $ 6.4    $ 7.5   $ 6.5    $ 7.4
    taxes

Income from continuing
    Operations		 $ 4.5     $ 2.9    $ 2.9    $ 3.1      $ 3.9    $ 4.5   $ 3.9    $ 4.7
Income from discontinued
    operations		   0.2   	   0.1      0.3      0.3        0.2      0.3     0.2      0.3
Loss on sale of discontinued
    operations		    --        --     (0.7)      --         --       --      --       --
				             -----     -----     -----   -----      -----    -----   -----    -----
Net income    			$ 4.7     $ 3.0     $ 2.5   $ 3.4      $ 4.1    $ 4.8   $ 4.1    $ 5.0
				             =====     =====     =====   =====      =====    =====   =====    =====

Per share data:
 Basic earnings:
   Continuing
	operations		     $0.57     $0.36    $0.36    $0.38     $0.47    $0.55   $0.48    $0.58
   Discontinued
	operations		      0.02      0.02     0.04     0.03      0.02     0.03    0.03     0.04
   Loss on sale
	of discontinued
	operations		        --        --    (0.09)      --        --       --      --       --
				              -----     -----    -----    -----     -----    -----   -----    -----
 Net income		    	$0.59     $0.38    $0.31    $0.41     $0.49    $0.58   $0.51    $0.62
             				 =====     =====    =====    =====     =====    =====   =====    =====

 Diluted earnings:
   Continuing
 operations		     $0.49     $0.32    $0.32    $0.33     $0.42     $0.48  $0.42    $0.50
   Discontinued
	operations		      0.02      0.01     0.04     0.03      0.01      0.03   0.02     0.04
   Loss on sale
	of discontinued
	operations		        --        --    (0.08)      --        --        --     --       --
              				-----     -----    -----    -----     -----     -----  -----    -----
 Net income			    $0.51     $0.33    $0.28    $0.36     $0.43     $0.51  $0.44    $0.54
              				=====     =====    =====    =====     =====     =====  =====    =====

 Dividends		      $0.04     $0.05    $0.05    $0.05     $0.04     $0.04  $0.04    $0.04

 Stock price range:
	High	           	$23-7/16  $25-1/4  $22-3/16 $25-1/8   $26-15/16 $25-1/2$33-3/4  $32
	Low		            $14-1/8   $18-3/8  $18-5/16 $17-1/2   $21-3/4   $21    $24-1/2  $16-1/2
	Close		          $18-1/2   $18-1/2  $19-15/16$18-1/4   $24-11/16 $24-5/8$28-7/8  $20-3/8

Report of Independent Accountants


To the Board of Directors and Shareholders of The Advest Group, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Advest Group, Inc. and its subsidiaries (the "Company") at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits as of October 1, 1998 and SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," as of January 1, 1999.


/s/ PricewaterhouseCoopers LLP

Hartford, CT
October 27, 1999


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with the Company's independent accountants on any accounting or financial disclosure matters.

                                     Part III

Item 10. Directors and Executive Officers of the Registrant
The information required for "Directors" by this item is included under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 27, 2000. Such information is hereby incorporated by reference.
	The following table sets forth the executive officers of the Company at
December 10, 1999. Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.
										                                                	Executive
									                                                		  Officer
Name				            Age	  Office			                            Since
--------------------------------------------------------------------------

Grant W. Kurtz		     57  	President and Chief Executive Officer	1985
Allen G. Botwinick	  56	  Executive Vice President of
					                           Administration and Operations			1980
George A. Boujoukos	 65	  Senior Executive Vice President
					                           and Director Capital Markets
					                           of Advest, Inc.            					1977
Harry H. Branning		  48	  Senior Executive Vice President and
					                           Director Private Client Group
					                           of Advest, Inc.	            				1994
John C. Giesea		     55	  Senior Executive Vice President
					                           and Director Capital Markets of
					                           Advest, Inc.		               			1999
Lee G. Kuckro		      58	  Executive Vice President, Secretary
					                           and General Counsel	         			1978
Martin M. Lilienthal	57	  Executive Vice President, Treasurer and
					                           Chief Financial Officer     				1977

Item 11.  Executive Compensation
The information required by this item is included under the caption "Remuneration of Directors and Officers" and "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 27, 2000. Such information is hereby incorporated by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
The information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 27, 2000. Such information is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions
The information required by this item is included under the caption "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 27, 2000. Such information is hereby incorporated by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
                                                 										Page Reference
		                                                         --------------
(a)  1.  Financial Statements
	The Consolidated Financial Statements and The Report of
	    Independent Accountants contained herein:
	Consolidated Statements of Earnings					                              27
	Consolidated Balance Sheets						                                     28
	Consolidated Statements of Cash Flows				                             29
	Consolidated Statements of Changes in Shareholders' Equity	           30
	Notes to Consolidated Financial Statements			                      31-49
	Report of Independent Accountants					                                51

      2.  Financial Statement Schedule
	Report of Independent Accountants on schedule	                    		  59
	Schedule II - Valuation and Qualifying Accounts			                    60

      3.  Exhibits
	The following is a list of exhibits to this Report on Form 10-K filed herewith or incorporated by reference herein.

                            					 	Prior Filing(s) to which Reference is
Exhibit	Description			             made, if applicable
--------------------------------------------------------------------------

3(a)	   Restated Certificate of    	  Exhibit 3(a) to Registrant's
	       Incorporation of   			        Report on Form 10-Q for the quarter ended
	       Registration	              		 March 31, 1989

3(b)	   By-laws of Registrant, as 	   Exhibit 3(b) to Registrant's Report
       	restated and amended		        on Form 10-Q for the quarter ended
                                						March 31, 1989 and Exhibit 3(a) to
			   			                             Registrant's Report on Form 10-Q for
   						                             the quarter ended June 30, 1990

3(c)	   Second Amendment to Restated 	Exhibit 3(c) to Registrant's Report on
	       By-laws of Registrant	       	Form 10-K for its fiscal year ended
						                                September 30, 1997


4(a)   	Shareholder Rights Agreement  Exhibit to Registrant's Report on Form
	       dated as of October 31,		     8-K dated November 1, 1988 and to
       	1988, as amended on March 	   Exhibit 4 to Registrant's Report on
	       12, 1998				                  Form 8-K dated March 13, 1998

					                                	Prior Filing(s) to which Reference is
Exhibit	Description			                made, if applicable
----------------------------------------------------------------------------
10(a)	  Registrant's 1994 Non-	       Exhibit A to Registrant's Proxy Statement
	       Employee Director Stock      	December 20, 1994; Exhibit 10(b) to
	       Option Plan, as amended	     	Registrant's Report on Form 10-K for its
						                                fiscal year ended September 30,1998

10(b)  	Registrant's 2000 Non-	       Exhibit B to Registrant's Proxy Statement
	       Employee Director Stock		     for its Annual Meeting of Stockholders to
	       Option Plan	               			be held January 27, 2000

10(c)	  Registrant's 1993 Stock     		Exhibit A to Registrant's Proxy Statement
	       Option Plan		               		dated December 21, 1993

10(d)  	Registrant's 1999 Stock	      Exhibit B to Registrant's Proxy Statement
       	Option Plan		               		for its Annual Meeting of Stockholders to
				                                		be held January 27, 2000

10(e)  	Registrant's Deferred       		Exhibit 10(f) to Registrant's Report on
	       Compensation Savings and     	Form 10-K for the fiscal year ended
	       Investment Plan, Amended and  September 30, 1989, Exhibit 10(j) to
	       Restated as of November 17,  	Registrant's Report on Form 10-K for its
	       1989, as amended	           		fiscal year ended September 30, 1990 and
						                                Exhibit 10(b) of Registrant's Report on
						                                Form 10-Q for the quarter ended December
					                                	31, 1992

10(f)	  Non-Employee Director       		Exhibit 10(b) to Registrant's Report on
	       Equity Plan				               Form 10-Q for the quarter ended June 30,
					                                 1996

10(g)	  Key Professionals Equity	     Exhibit 10(g) to Registrant's Report on
	       Plan, as amended and 	       	Form 10-K for its fiscal year ended
	       Restated as of October      		September 30, 1997
	       1, 1997

10(h)  	Forms of Executive Officer   	Exhibit 10 to Registrant's Report on
	       Restricted Stock and Stock	   Form 10-Q for the quarter ended December
	       Option Agreement for 1995,    31, 1994 and Exhibit 10(c) to Registrant's
	       1996 (as supplemented)      		Report on Form 10-Q for the quarter ended
	       and 1997 and 1998          			June 30, 1996 and Exhibit 4.4 to
						                                Registrant's Registration Statement on
						                                Form S-8, File No. 333-17711; Exhibit
						                                4.5 to Registrant's Registration Statement
						                                on Form S-8, File No. 333-17711; and
				                                		Exhibit 10(i) to Registrant's Report on
				                                		Form 10-K for its fiscal year ended
					                                	September 30, 1997

						                                Prior Filing(s) to which Reference is
Exhibit	Description	                		made, if applicable
----------------------------------------------------------------------------
10(i)   Ninth Amendment to Advest     Filed Herewith
	       Thrift Plan, effective as
       	of January 1, 1997

10(j)  	The Advest Thrift Plan,      	Filed Herewith
	       amended and restated
	       effective as of January 1, 1999

10(k)	  Registrant's Account        		Exhibit 10(m) to Registrant's Report on
	       Executive Nonqualified 		     Form 10-K for its fiscal year ended
        Defined Benefit               September 30, 1993, Exhibit 10(p) to
	       Plan, as amended              Registrant's Report on Form 10-K for its
					                                	fiscal year ended September 30, 1995 and
					                                	Exhibit 10(f) to Registrant's Report on
						                                Form 10-Q for the quarter ended June 30,
						                                1996

10(l)  	Registrant's Nonqualified    	Exhibit 10(n) to Registrant's Report on
	       Executive Post-employment    	Form 10-K for its fiscal year ended
	       Income Plan, as amended		     September 30, 1994and Exhibit 10(e) to
						                                Registrant's Report on Form 10-Q for the
						                                quarter ended June 30, 1996; Exhibit 10(b)
						                                to Registrant's Report on Form 10-Q for
				                                		its fiscal quarter ended June 30, 1999

10(m)  	Registrant's 1995 through	    Exhibit 4.1 to Registrant's Registration
        1998 Advest Equity Plans     	Statement on Form S-8, File No. 33-56275;
						                                Exhibit 4 to Registrant's Registration
						                                Statement on Form S-8, File No. 333-00797;
					                                	Exhibit 4.3 to Registrant's Registration
					                                	Statement on Form S-8, File No. 333-17711;
						                                and Exhibit 10(p) to Registrant's Report
					                                	on Form10-K for its fiscal year ended
						                                September 30, 1997

10(n)  	Advest Equity Plan, amended   Filed Herewith
	       and restated as of June 3,
	       1999

10(o)  	Amended and Restated 	       	Exhibit 10(h) to Registrant's Report on
	       Employment Agreement with	    Form 10-Q for the quarter ended June 30,
	       former Chief Executive		      1996; Exhibit 10(a) to Registrant's Report
	       Officer, as amended		         on Form 10-Q for its fiscal quarter ended
					                                	December 31, 1998

10(p)  	Employment Agreement with    	Exhibit 10(r) to Registrant's Report on
	       Chief Executive Officer and	  Form 10-K for its fiscal year ended
        President, as amended         September 30, 1997;
                                      Exhibit 10(a) Registrant's Report on Form
						                                10-Q for its fiscal quarter ended June 30,
                                  				1999

                                						Prior Filing(s) to which Reference is
Exhibit	Description			                made, if applicable

10(q)  	Form of Executive Agreement  	Exhibit 10(q) to Registrant's Report on
       	dated September 24, 1998	     Form 10-K for its fiscal year ended
						                                September 30, 1998

10(r)  	Note Purchase Agreement of   	Exhibit 10(a) to Registrant's Report on
	       Registrant dated as of      		Form 10-Q for the quarter ended December
       	December 27, 1996 with      		31, 1996
       	respect to Registrant's
	       7.95% Senior Notes due
	       December 31, 2003

10(s)  	Cash Subordination Agreement	Exhibit 10(b) to Registrant's Report on
	       of the Registrant dated as  	Form 10-Q for the quarter ended December
	       of January 31, 1997		        31, 1996

21      Subsidiaries		              	Filed Herewith

23     	Consent of Independent     		Filed Herewith
	       Accountants

27     	Financial Data Schedule		   Selected financial data - for EDGAR
						                              electronic filing only to SEC



(b) Reports on Form 8-K
	No reports on Form 8-K were filed during the fourth quarter of the year ended September 30, 1999.

                                   SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					THE ADVEST GROUP, INC.



					By   /s/ Grant W. Kurtz        December 3, 1999
				      Grant W. Kurtz
				      President and Chief Executive Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Allen Weintraub 		     Chairman of the Board	     	December 3, 1999
Allen Weintraub

                  					      President, Chief Executive
 /s/ Grant W. Kurtz  	      	Officer and Director		     December 3, 1999
Grant W. Kurtz

                  					      Executive Vice President and
					                        Treasurer (Chief Financial
					                        and Principal Accounting
 /s/ Martin M. Lilienthal 	  Officer)			               	December 3, 1999
Martin M. Lilienthal


 /s/ Sanford Cloud, Jr.     	Director	               			December 3, 1999
Sanford Cloud, Jr.


                        					Director	               			December  , 1999
Ronald E. Compton


           	               		Director		               		December  , 1999
Richard G. Dooley

                                     SIGNATURES




 /s/ William B. Ellis       	Director	                			December 3, 1999
William B. Ellis


 /s/ Robert W. Fiondella    	Director                				December 3, 1999
Robert W. Fiondella


 /s/ Marne Obernauer, Jr.   	Director	                 		December 3, 1999
Marne Obernauer, Jr.


 /s/ Barbara L. Pearce      	Director	                			December 3, 1999
Barbara L. Pearce

                        Report of Independent Accountants on
                           Financial Statement Schedule


The Board of Directors and Shareholders
  of The Advest Group, Inc.:


Our audits of the consolidated financial statements referred to in our report dated October 27, 1999, appearing in the Annual Report to Shareholders of The Advest Group, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




							/s/ PricewaterhouseCoopers LLP


Hartford, Connecticut
October 27, 1999

										Schedule II

                       The Advest Group, Inc. and Subsidiaries

                          Valuation and Qualifying Accounts

					                                 Additions
           					        Balance at   charged to  Charge-offs     Balance
          					         Beginning      cost and          and      at end
In thousands			         of period      expenses   recoveries   of period
------------------------------------------------------------------------
For the years ended September 30,
--------------------------------
1999
----
Credit losses:
	Brokerage customers	       $  791       $100        $(343)       $  548
Asset devaluation:
	Other investments/assets    1,371        503         (134)        1,740
				                    	   ------       ----        ------        -----
					                       $2,162       $603        $(477)       $2,288
					                       ======       ====        ======       ======

1998
----
Credit losses:
	Brokerage customers    	   $  719       $ 88        $ (16)       $  791
Asset devaluation:
	Other investments/assets    1,507        (13)        (123)        1,371
					                       ------       ----        ------        -----
					                       $2,226       $ 75        $(139)       $2,162
                    					   ======       ====        ======       ======

1997
----
Credit losses:
	Brokerage customers	       $  791       $ 91        $(163)       $  719
Asset devaluation:
	Other investments/assets    1,708        153         (354)        1,507
					                       ------       ----        ------        -----
				                    	   $2,499       $244        $(517)       $2,226
					                       ======       ====        ======       ======

                                  Form 10-K

                                Exhibit Index



  Exhibit	Description

   10(i)	Ninth Amendment to The Advest Thrift Plan, effective
       		as of January 1, 1997

   10(j)	The Advest Thrift Plan, amended and restated effective
       		as of January 1, 1999

   10(n)	Advest Equity Plan, amended and restated as of June 3, 1999

     21 	Subsidiaries

     23	 Consent of PricewaterhouseCoopers LLP

     27 	Financial Data Schedule (Selected financial data - for EDGAR
			      electronic filing only to SEC)