Form 10-K/A
period 1999-09-30
ADVEST GROUP INC
filed 1999-12-28
CIK 319489

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

In millions, except percentages	 1999		%	1998		%	1997
------------------------------------------------------------------------------
Revenues					$335.2	8	$309.8	13	$275.2
Interest expense				  34.9     11	  31.4	32	  23.8
                                 	------	----	----------	  ----------
Net revenues				300.3		8	 278.4	11	 251.4
Non-interest expenses			278.0		11	 250.6	10	 227.3
					     ------	----	--------	--       ---------
Pre-tax income			       22.3	     (20)     27.8	15   	  24.1
					     	======	====	=========	== =========

Income from continuing operations	 13.4	      (21)	  17.0 	20	  14.2
Income from discontinued
   operations, net of taxes    	    .9	(10)	   1.0 	43	    .7
Loss on sale of discontinued
   operations, net of taxes	    	   (.7)	 --	    -- 	--	    --
 					       ------ 	---- 	--------- 	--  ---------
Net income			             $ 13.6	(24)  $ 18.0      21     $ 14.9

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

In millions, except percentages	1999		%	1998		%	   1997
-------------------------------------------------------------------------------
Listed					$ 54.5	8	$ 50.5	2	$ 49.5
Mutual funds				  42.1	2	  41.2	12	  36.7
Over-the-counter				  27.6	14	  24.2 	4    	  23.3
Insurance					  11.2	33	  8.4 	2	   8.2
Options					   4.4	5	  4.2	 	(2)	   4.3
Other						   1.8 	38	  1.3 	30	   1.0
				                ------ --      ------- ---      ------
					     	$141.6	9	$129.8	6    	$123.0
				          	======	==	 ======	===	======

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

In millions, except percentages	 1999     %      1998    %     1997
-----------------------------------------------------------------------
Fixed income commissions		$33.1    55     $21.4    8    $19.8
Equity commissions			 14.4   (17)     17.4   (6)    18.6
Other						  8.8    47       6.0    7      5.6
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

In millions, except percentages	 1999     %      1998      %      1997
--------------------------------------------------------------------------
Valuation of warrants			$ 4.0    300    $ 1.0    (33)    $ 1.5
Underwriting commissions		 15.6    (12)    17.7     20      14.7
Consulting and valuation fees		  1.7     21      1.4    (36)      2.2
Merger and acquisition fees		  4.2    (34)     6.4     14       5.6
Private placement fees			  1.9    (42)     3.3    267        .9
Management fees				  3.4     (8)     3.7     (5)      3.9
Other						  2.2    (46)     4.1     64       2.5
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

Non-Interest Expenses

In millions, except percentages	 1999		  %	   1998    %      1997
------------------------------------------------------------------------------
Compensation and benefits    		$198.4 	  10	 $180.9   12	$161.5
Communications				  32.1	  17	   27.5   19        23.1
Occupancy and equipment			  20.8  	  11	   18.7    7	  17.5
Professional				   5.6  	  19	    4.7  (20)        5.9
Business development			   7.7	  7	    7.2   11         6.5
Brokerage, clearing and exchange	   5.1  	  13	    4.5   (4)  	   4.7
Other						   8.3  	  17	    7.1  (12)	   8.1
					      ------ ---- 	------  ----	-------
						$278.0	11	$250.6	10	$227.3
						====== 	====	 =====	====	=======

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

Note 3: Trading Securities
At September 30, 1999 and 1998, trading securities consisted of:

                                       						           Securities sold,
			            Trading securities     	    not yet purchased
	                        ------------------        -------------------
In thousands		            1999	      1998	       1999	       1998
-------------------------------------------------------------------
Corporate obligations   	$175,743	  $196,029 	   $194,710   $  89,641
State and municipal
	Obligations		        42,912  	  23,323	         314        526
U.S. government and agency
	Obligations		        51,969      4,041	      34,831     57,566
Mortgage-backed securities	  31,605  	  11,562	           2	  408
Stocks and warrants	     	   4,197	   6,726	         629	1,048
					  ---------- ---------     ---------   --------
				      $306,426  	$241,681        $230,486   $149,189
                           ========== 	========       =========   ========

Note 4: Investment Securities
As of September 30, 1999, the amortized cost and fair values of debt securities, by contractual maturity, were:
----------------------------------------------------------
				                  Held to maturity
                     ----------------------------------
		           	                  Amortized	     Fair
In thousands	                           cost	    value
-------------------------------------------------------------------
	Due in one year or less	             $12,402    	$12,402
	Due after one year through five years    500	          500
	Due after ten years			   3,983	        3,984
-------------------------------------------------------------------
						       $16,885	      $16,886
							 =======    	=======

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

     				              Gross unrealized
                          Amortized ----------------        	 Fair
In thousands		       cost	    gains losses	     		value
-----------------------------------------------------------------------
1999
----
FHLB stock				$ 2,270        $--  $     --      	$ 2,270
Other					  2,793	    --        --	        2,793
                                -------      ---      ----        -------
				       $ 5,063	   $--      $ --	      $ 5,063
					  =======	   ===      ====	      =======

1998
----
FHLB stock			    	$ 2,270	   $--      $ --      	$ 2,270
Mortgage-backed securities	  1,990	    --        --	        1,990
Other					  7,542	     9      (24)	        7,527
					 -------	   ---     ----	      -------
					$11,802	   $ 9     $(24)	      $11,787
                              =======	   ===     =====      	=======

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

In thousands, except per share amounts	   1999	   1998	     1997
---------------------------------------------------------------------------
Net income						$13,551 	$17,952 	  $14,932
							=======	=======	  =======
Average number of common shares
	outstanding during the period  	  8,888	  8,877	    8,512
Adjustments:
	Contingently issuable shares           (892)       (726)        (469)
Average number of common                    ------      ------      -------
	shares outstanding			  7,996       8,151         8,043
						      -------	 -------	  -------
Basic earnings per common share		$  1.69	$  2.20	 $   1.86
                                  		======= 	=======	  =======

In thousands, except per share amounts	   1999	   1998 	   1997
---------------------------------------------------------------
Net income					      $13,551     $17,952 	$14,932
Interest expense
	on debentures, net	           	     --	     --	    249
						     -------	-------	-------
Net income applicable to
	common stock	                  $13,551	$17,952	$15,181
				                  =======    =======	=======

Average number of common shares
	outstanding during the period		  8,888	  8,877	  8,512
Adjustments:
	Exercise of stock options                293	    467	    366
	Conversion of debentures		      --	     --	    466
						       -------	-------	-------
Average number of common
	shares outstanding			   9,181	  9,344	  9,344
							 =======	=======	=======

Diluted earnings per common share	     	$  1.48	$  1.92	$  1.62
                                   		=======	 =======	=======

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

	In thousands	   	       1999	        1998	   1997
 ------------------------------------------------------------------
	Net earnings
		As reported	   	     $13,551	$17,952	$14,932
		Pro forma		      12,901	 17,573	 14,736

	Basic earnings per share
		As reported   		$ 1.69	$  2.20	$  1.86
		Pro forma		        1.61         2.16        1.83

	Diluted earnings per share
		As reported		   $  1.48	$      1.92	$        1.62
		Pro forma		      1.41	       1.88	         1.60


	Pro forma compensation expense associated with option grants is recognized over the vesting period. The impact of applying SFAS 123 on pro forma disclosure for the years shown is not fully representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of 1997, 1998, 1999 and subsequent grants.

Stock option activity
Transactions under the Company's stock option plans are summarized below:

                                                Number of 	Weighted-average
						            shares	exercise price
 ----------------------------------------------------------------------------

	Options outstanding at
		September 30, 1996	             902,069		     $ 7.29
			Granted		             172,838		      15.70
			Forfeited	                   (22,249)	             8.42
			Exercised		            (186,674)	             5.38
				                       	---------
	Options outstanding at
		September 30, 1997	             865,984	     	  9.35
			Granted		             127,533		 26.13
			Forfeited		             (14,031)		  6.51
			Exercised		            (144,506)     	 12.45
			                           	---------
	Options outstanding at
		September 30, 1998	             834,980	     	 12.34
			Granted		             249,336	     	 18.82
			Forfeited		             (38,393)	    	 12.28
			Exercised		             (18,989)    	  8.11
					                	---------
	Options outstanding at
		September 30, 1999	           1,026,934    	$13.99
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

Note 11: Income Taxes
The provision for income taxes for the years ended September 30, 1999, 1998 and 1997 consisted of the following:

	In thousands			                1999	  1998   1997
 ----------------------------------------------------
	Current:
		Federal		                    $7,559	$11,645	$7,142
		State and local     		         2,006	  3,666	 2,321
						               ------	-------	------
						               9,565	 15,311	 9,463
					                     ------ 	------	------
	Deferred:
		Federal	                   	    (743)    (3,259)       833
		State and local	 	                 103	 (1,199)      (423)
				                          ------	-------	------
                         				   (640)    (4,458)        410
			                          	  ------	-------	------

	Provision for income taxes    	        $8,925	$10,853	$9,873
                          				======	=======	======

	At September 30, 1999 and 1998, deferred tax assets and liabilities were comprised of:

	In thousands                        	1999  	1998
 ----------------------------------------------------
	Deferred tax assets:
		Provision for credit losses and
			asset devaluation	           $3,006	    $2,772
		Employee benefits				6,629	     5,503
		SFAS115 losses				   --	         9
		State NOL carryforwards			   --	       444
		State tax credits				  144	        --
		Other						   91	        67
							      ------	-----
	Total deferred tax assets        		$9,870     $8,795
							  	------	------

	Deferred tax liabilities:
		Tax loan loss reserve in
			excess of base year           $  301	$  414
		Depreciation				   964	   813
		Investment income				    --	    70
		Partnership basis difference		 1,743       1,500
		Other						   333	   100
							      ------      ------
	Total deferred tax liabilities	      $3,341      $2,897
								------	------
		Net deferred tax assets	          $6,529	       $5,898
						          ======          =====

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

	In thousands        	  1999   	  1998	      1997
 -------------------------------------------------
	Revenues:
	Private Clients   	$218,211 	$202,205  	  $188,597
	Capital Markets		  52,275	   41,719  	    35,639
	Interest	         	  57,431	   57,439	    44,391
	Other				   7,321	    8,438	     6,577
				      -------- 	---------  	----------
			             $335,238    $309,801   $  275,204
				     =========	 ========	  ========

	Income before taxes:
	Private Clients	   	$ 53,501 	$ 49,985 	 $ 47,315
	Capital Markets		  (4,895) 	 (4,525) 	  (2,974)
	Interest			  22,466	   26,098 	   20,592
	Other				 (48,760)	 (43,730)	  (40,851)
					 --------	  --------	 --------
                			$ 22,312	 $ 27,828	  $ 24,082
				      ========  	========	 ========

                                      49

Quarterly Financial Information (unaudited)
-------------------------------------------
In millions, except	      1999 by fiscal quarters               1998 by fiscal quarters
per share data     --------------------------------     ------------------------------------
              		   1st      2nd     3rd       4th        1st     2nd     3rd      4th
Revenues         $82.6     $79.7   $86.7     $86.2      $73.8    $78.4   $79.2    $78.4
Income before    $ 7.5     $ 4.8   $ 4.9     $ 5.1      $ 6.4    $ 7.5   $ 6.5    $ 7.4
    taxes

Income from continuing
    Operations   $ 4.5     $ 2.9   $ 2.9     $ 3.1      $ 3.9    $ 4.5   $ 3.9    $ 4.7
Income from discontinued
    operations    0.2       	       0.1      0.3      0.3        0.2      0.3     0.2      0.3
Loss on sale of discontinued
    operations    --        --     (0.7)      --         --       --      --       --
                -----     -----     -----   -----      -----    -----   -----    -----
Net income     $ 4.7     $ 3.0     $ 2.5   $ 3.4      $ 4.1    $ 4.8   $ 4.1    $ 5.0
               =====     =====     =====   =====      =====    =====   =====    =====

Per share data:
 Basic earnings:
   Continuing
	operations$0.57     $0.36    $0.36    $0.38     $0.47    $0.55   $0.48    $0.58
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

Item 11.  Executive Compensation
The information required by this item is included und er the caption
"Remuneration of Directors and Officers" and "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held January 27, 2000. Such information is hereby incorporated by reference.

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

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------
                                                 		Page Reference
		                                                --------------
(a)  1.  Financial Statements
	The Consolidated Financial Statements and The Report of
	    Independent Accountants contained herein:
	Consolidated Statement of Earnings					27
	Consolidated Balance Sheets						28
	Consolidated Statements of Cash Flows				29
	Consolidated Statements of Changes in Shareholders' Equity	30
	Notes to Consolidated Financial Statements			31-49
	Report of Independent Accountants					51

      2.  Financial Statement Schedule
	Report of Independent Accountants on schedule			59
	Schedule II - Valuation and Qualifying Accounts			60

      3.  Exhibits
	The following is a list of exhibits to this Report on Form 10-K filed herewith or incorporated by reference herein.

				 		Prior Filing(s) to which Reference is
Exhibit	Description			made, if applicable
--------------------------------------------------------------------------

3(a)	Restated Certificate of		Exhibit 3(a) to Registrant's
	Incorporation of   		Report on Form 10-Q for the quarter ended
	Registration			March 31, 1989

3(b)	By-laws of Registrant, as 	Exhibit 3(b) to Registrant's Report
restated and amended		on Form 10-Q for the quarter ended
March 31, 1989 and Exhibit 3(a) to
			   			Registrant's Report on Form 10-Q for
   						the quarter ended June 30, 1990

3(c)	Second Amendment to Restated 	Exhibit 3(c) to Registrant's Report on
	By-laws of Registrant		Form 10-K for its fiscal year ended
						September 30, 1997


4(a)	Shareholder Rights Agreement  Exhibit to Registrant's Report on Form
	dated as of October 31,		8-K dated November 1, 1988 and to
1988, as amended on March 	Exhibit 4 to Registrant's Report on
	12, 1998				Form 8-K dated March 13, 1998

						Prior Filing(s) to which Reference is
Exhibit	Description			made, if applicable
----------------------------------------------------------------------------
10(a)	Registrant's 1994 Non-		Exhibit A to Registrant's Proxy Statement
	Employee Director Stock		December 20, 1994; Exhibit 10(b) to
	Option Plan, as amended		Registrant's Report on Form 10-K for its
						fiscal year ended September 30,1998

10(b)	Registrant's 2000 Non-		Exhibit B to Registrant's Proxy Statement
	Employee Director Stock		for its Annual Meeting of Stockholders to
	Option Plan				be held January 27, 2000

10(c)	Registrant's 1993 Stock		Exhibit A to Registrant's Proxy Statement
	Option Plan				dated December 21, 1993

10(d)	Registrant's 1999 Stock		Exhibit B to Registrant's Proxy Statement
Option Plan				for its Annual Meeting of Stockholders to
						be held January 27, 2000

10(e)	Registrant's Deferred		Exhibit 10(f) to Registrant's Report on
	Compensation Savings and	Form 10-K for the fiscal year ended
	Investment Plan, Amended and	September 30, 1989, Exhibit 10(j) to
	Restated as of November 17,	Registrant's Report on Form 10-K for its
	1989, as amended			fiscal year ended September 30, 1990 and
						Exhibit 10(b) of Registrant's Report on
						Form 10-Q for the quarter ended December
						31, 1992

10(f)	Non-Employee Director		Exhibit 10(b) to Registrant's Report on
	Equity Plan				Form 10-Q for the quarter ended June 30,
						1996

10(g)	Key Professionals Equity	Exhibit 10(g) to Registrant's Report on
	Plan, as amended and 		Form 10-K for its fiscal year ended
	Restated as of October		September 30, 1997
	1, 1997

10(h)	Forms of Executive Officer	Exhibit 10 to Registrant's Report on
	Restricted Stock and Stock	Form 10-Q for the quarter ended December
	Option Agreement for 1995,	31, 1994 and Exhibit 10(c) to Registrant's
	1996 (as supplemented)		Report on Form 10-Q for the quarter ended
	and 1997 and 1998			June 30, 1996 and Exhibit 4.4 to
						Registrant's Registration Statement on
						Form S-8, File No. 333-17711; Exhibit
						4.5 to Registrant's Registration Statement
						on Form S-8, File No. 333-17711; and
						Exhibit 10(i) to Registrant's Report on
						Form 10-K for its fiscal year ended
						September 30, 1997

						Prior Filing(s) to which Reference is
Exhibit	Description			made, if applicable
----------------------------------------------------------------------------
10(i)	Ninth Amendment to Advest	Filed Herewith
	Thrift Plan, effective as
of January 1, 1997

10(j)	The Advest Thrift Plan,		Filed Herewith
	amended and restated
	effective as of January 1, 1999

10(k)	Registrant's Account		Exhibit 10(m) to Registrant's Report on
	Executive Nonqualified 		Form 10-K for its fiscal year ended
Defined Benefit			September 30, 1993, Exhibit 10(p) to
	Plan, as amended			Registrant's Report on Form 10-K for its
						fiscal year ended September 30, 1995 and
						Exhibit 10(f) to Registrant's Report on
						Form 10-Q for the quarter ended June 30,
						1996

10(l)	Registrant's Nonqualified	Exhibit 10(n) to Registrant's Report on
	Executive Post-employment	Form 10-K for its fiscal year ended
	Income Plan, as amended		September 30, 1994and Exhibit 10(e) to
						Registrant's Report on Form 10-Q for the
						quarter ended June 30, 1996; Exhibit 10(b)
						to Registrant's Report on Form 10-Q for
						its fiscal quarter ended June 30, 1999

10(m)	Registrant's 1995 through	Exhibit 4.1 to Registrant's Registration
1998 Advest Equity Plans	Statement on Form S-8, File No. 33-56275;
						Exhibit 4 to Registrant's Registration
						Statement on Form S-8, File No. 333-00797;
						Exhibit 4.3 to Registrant's Registration
						Statement on Form S-8, File No. 333-17711;
						and Exhibit 10(p) to Registrant's Report
						on Form10-K for its fiscal year ended
						September 30, 1997

10(n)	Advest Equity Plan, amended	Filed Herewith
	and restated as of June 3,
	1999

10(o)	Amended and Restated 		Exhibit 10(h) to Registrant's Report on
	Employment Agreement with	Form 10-Q for the quarter ended June 30,
	former Chief Executive		1996; Exhibit 10(a) to Registrant's Report
	Officer, as amended		on Form 10-Q for its fiscal quarter ended
						December 31, 1998

10(p)	Employment Agreement with	Exhibit 10(r) to Registrant's Report on
	Chief Executive Officer and	Form 10-K for its fiscal year ended
President, as amended		September 30, 1997;
Exhibit 10(a) Registrant's Report on Form
						10-Q for its fiscal quarter ended June 30,
				1999

						Prior Filing(s) to which Reference is
Exhibit	Description			made, if applicable

10(q)	Form of Executive Agreement	Exhibit 10(q) to Registrant's Report on
dated September 24, 1998	Form 10-K for its fiscal year ended
						September 30, 1998

10(r)	Note Purchase Agreement of	Exhibit 10(a) to Registrant's Report on
	Registrant dated as of		Form 10-Q for the quarter ended December
December 27, 1996 with		31, 1996
	respect to Registrant's
	7.95% Senior Notes due
	December 31, 2003

10(s)	Cash Subordination Agreement	Exhibit 10(b) to Registrant's Report on
	of the Registrant dated as  	Form 10-Q for the quarter ended December
	of January 31, 1997		31, 1996

21	Subsidiaries			Filed Herewith

23	Consent of Independent		Filed Herewith
	Accountants

27	Financial Data Schedule		Selected financial data - for EDGAR
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




							/s/ PricewaterhouseCoopers LLP


Hartford, Connecticut
October 27, 1999

										Schedule II

                       The Advest Group, Inc. and Subsidiaries

                          Valuation and Qualifying Accounts

							Additions
			Balance at		charged to	Charge-offs		Balance
		Beginning		cost and	and			at end
In thousands		of period		expenses	recoveries	   of period
------------------------------------------------------------------------
For the years ended September 30,
--------------------------------
1999
----
Credit losses:
	Brokerage customers	   $  791       $100        $(343)       $548
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