Form 10-Q
period 1999-12-31
ADVEST GROUP INC
filed 2000-02-14
CIK 319489

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                  FORM 10-Q

(Mark One)
           		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        X   	SECURITIES EXCHANGE ACT OF 1934

           		For the quarter ended       December 31, 1999

      ___  		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Common Stock, $.01 par value                  9,006,340 Shares
          Class                    Outstanding at February 4, 2000

                            THE ADVEST GROUP, INC.

                                    INDEX


                                         											    Page No.
Part I.  Financial Information

Item 1.   Financial Statements

	Condensed Consolidated Balance Sheets
		December 31, 1999 and September 30, 1999	                 3

	Condensed Consolidated Statements of Earnings
		Three Months Ended December 31, 1999 and 1998	            4

	Condensed Consolidated Statements of Cash Flows
		Three Months Ended December 31, 1999 and 1998            	5

	Notes to Consolidated Financial Statements	                6

Item 2.   Management's Discussion and Analysis of Financial
        		Condition and Results of Operations	              9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                               	12


Part II.  Other Information

Item 1.   Legal Proceedings	                               12

Item 6.   Exhibits and Reports on Form 8-K	                12

Signatures	                                                14

                           The Advest Group, Inc.
                   Condensed Consolidated Balance Sheets
In thousands, except per share amounts                December 31, 1999  September 30, 1999
Assets                                                     (unaudited)
Cash and short-term investments
  Cash and cash equivalents                             $      12,196     $        7,812
  Cash and securities segregated under
      federal and other regulations                               254                253
                                                               12,450              8,065
Receivables
  Securities borrowed                                         534,597            515,676
  Brokerage customers, net                                    554,194            503,116
  Brokers and dealers                                          12,426              6,447
  Other                                                        18,176             30,455
                                                            1,119,393          1,055,694
Securities
  Trading, at market value                                    280,027            306,426
  Held to maturity (market values of
      $12,358 and $16,886)                                     12,358             16,885
  Available for sale, at market value                           4,480              5,063
                                                              296,865            328,374
Other assets
  Equipment and leasehold improvements, net                    13,189             13,028
  Net assets of discontinued operations                         2,579             30,972
  Other                                                        27,170             26,488
                                                               42,938             70,488
                                                          $ 1,471,646        $ 1,462,621
Liabilities & shareholders' equity
Liabilities
  Securities loaned                                       $   489,172        $   523,095
  Brokerage customers                                         352,309            298,119
  Securities sold, not yet purchased, at market value         208,819            230,486
  Short-term borrowings                                       120,060            161,007
  Repurchase agreements                                        40,914             18,406
  Checks payable                                               33,639              4,971
  Compensation and benefits                                    25,760             27,648
  Long-term borrowings                                         20,977             30,526
  Brokers and dealers                                           6,854             10,839
  Other                                                        31,191             22,388
                                                            1,329,695          1,327,485
Shareholders' equity
  Common stock, par value $.01, authorized 25,000 shares,
    issued 10,933 and 10,914 shares                               109                109
  Paid-in capital                                              78,732             76,814
  Retained earnings                                            83,016             77,644
  Unamortized restricted stock compensation                    (2,485)            (2,081)
  Treasury stock, at cost, 1,914 and 1,989 shares             (17,421)           (17,350)
                                                              141,951            135,136
                                                          $ 1,471,646        $ 1,462,621

See Notes to Consolidated Financial Statements.
                                       3

                           The Advest Group, Inc.
                 Condensed Consolidated Statements of Earnings
                              (unaudited)

                                             Three months ended
 In thousands, except                            December 31,
 per share amounts                            1999         1998

 Revenues
   Commissions                             $ 40,104     $ 32,436
   Interest                                  17,295       12,702
   Principal transactions                    17,988       14,966
   Investment banking                        14,855       12,332
   Asset management and administration       11,177        8,641
   Other                                      1,885        1,514

                                            103,304       82,591

 Expenses
   Compensation                              60,423       49,715
   Interest                                  10,834        7,025
   Communications                             8,552        7,365
   Occupancy & equipment                      5,385        5,063
   Business development                       2,375        1,843
   Professional                               1,568        1,100
   Brokerage, clearing & exchange             1,428        1,186
   Other                                      3,206        1,763

                                             93,771       75,060

 Income before taxes                          9,533        7,531

   Provision for income taxes                 4,004        3,012

 Income from continuing operations            5,529        4,519

   Income from discontinued
      operations, net of taxes                  294          178

 Net income                                $  5,823     $  4,697


Per share data:
   Basic earnings:
     Continuing operations                 $   0.70     $   0.57
     Discontinued operations                   0.03         0.02
     Net income                            $   0.73     $   0.59

   Diluted earnings:
     Continuing operations                 $   0.60     $   0.49
     Discontinued operations                   0.03         0.02
     Net income                            $   0.63     $   0.51

   Dividends declared                      $   0.05     $   0.04

See Notes to Consolidated Financial Statements

                               The Advest Group, Inc.
                    Condensed Consolidated Statements of Cash Flows
                                                          Three months ended December 31,
In thousands                                                         1999        1998
OPERATING ACTIVITIES
Net income                                                       $   5,823   $   4,697
Income from discontinued operations                                   (294)       (179)
Income from continuing operations                                    5,529       4,518
   Adjustments to reconcile net income to net cash provided
           by operating activities of continuing operations:
        Depreciation and amortization                                3,030       1,672
        Other                                                          (80)       (370)
   (Increase) decrease in operating assets:
        Securities borrowed                                        (18,921)    (83,467)
        Receivables from brokerage customers, net                  (51,112)      2,392
        Trading securities                                          26,472     (78,286)
        Receivables from brokers and dealers                        (5,979)     (5,573)
        Cash and securities segregated under federal and
          other regulations                                             (1)     (7,003)
        Other                                                       13,467         108
   Increase (decrease) in operating liabilities:
        Securities loaned                                          (33,923)     26,110
        Securities sold, not yet purchased                         (21,667)     43,382
        Repurchase agreements                                       22,508          --
        Checks payable                                              28,668      (2,175)
        Short-term brokerage borrowings, net                       (12,427)     65,800
        Brokerage customers                                         54,190      36,349
        Other                                                        3,473       3,492
Net cash provided by operating activities of continuing operations  13,227       6,949

FINANCING ACTIVITIES
     Repayment of short-term borrowings                             (7,068)        (64)
     Other                                                          (1,030)     (2,830)
Net cash used in financing activities of continuing operations      (8,098)     (2,894)

INVESTING ACTIVITIES
  Proceeds from (payments for):
      Maturities of held to maturity securities                     15,000       5,679
      Maturities of available for sale securities                       --          94
      Sales of available for sale securities                            31       5,000
      Purchases of available for sale securities                       (28)     (5,021)
      Purchases of held to maturity securities                     (10,459)     (4,907)
  Capital expenditures                                              (1,236)     (1,036)
  Other                                                             (3,404)       (708)
Net cash used in investing activities of continuing operations         (96)       (899)
Net cash (used in) provided by discontinued operations                (649)     10,569
Increase in cash and cash equivalents                                4,384      13,725
Cash and cash equivalents at beginning of period                     7,812      13,882
Cash and cash equivalents at end of period                       $  12,196   $  27,607

Interest paid                                                    $  11,316   $   9,481
Income taxes paid                                                $     828   $     653
Non-cash activities:
     Restricted stock awards, net of forfeitures                 $   1,383   $     225

See Notes to Consolidated Financial Statements.
                                        5

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Financial Statements:
	   The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer, and Advest Bank and Trust Company (the "Bank"), a FDIC-insured, federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management.
   	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Management believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods presented have been included. All material intercompany accounts and transactions have been eliminated. Certain fiscal 1999 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation. The results of operations for the interim periods are not necessarily indicative of the results for a full year.
   	The statements should be read in conjunction with the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report for the year ended September 30, 1999, as filed with the Securities and Exchange Commission on Form
10-K.

2.  Summary of Significant Accounting Policies:
Accounting pronouncements
   	In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 137, "Deferral of the Effective Date of SFAS 133." SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 137 defers the effective date for SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133, as amended by SFAS 137, during fiscal 2001, as required. The effect of adoption on the Company's financial condition, results of operations or cash flows will be dependent on the derivatives the Company has entered into at the date of adoption but is not expected to be material.

3.  Capital and Regulatory Requirements:
   	Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At December 31, 1999, Advest's regulatory net capital of $67.9 million was 11% of aggregate debit balances and exceeded required net capital by $55.0 million.
   	Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. As a federal chartered savings bank, the Bank is required to limit annual dividends to the most recent four quarters of net income, subject to limitations. No dividends have been declared or paid by the Bank during the current or prior three fiscal years. At December 31, 1999, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 96.35%, 264.30% and 264.24%, respectively, which met all regulatory requirements.

4. Common Stock:
   	The following table provides the calculation of net income per common share for the three months ended December 31, 1999 and 1998:
                      	 					              Basic          Diluted
In thousands, except per share amounts	  1999	  1998   	1999   1998

Income from continuing operations     	$5,529	$4,519	 $5,529	$4,519
Income from discontinued
	operations, net of taxes	                294	   178     294    178
Net income                            	$5,823	$4,697 	$5,823	$4,697

Average number of common shares
	outstanding during the period         	8,970 	8,882  	8,970	 8,882
Adjustments:
	Contingently issuable shares         	(1,043) 	(860)    	--    	--
	Exercise of stock options        	        -- 	   --  	  246	   318
Average number of common
	shares outstanding	                    7,927	 8,022	  9,216	 9,200

Income from continuing operations	     $ 0.70 $ 0.57 	$ 0.60	$ 0.49
Income from discontinued
	operations, net of taxes	               0.03	  0.02	   0.03   0.02
Net income                            	$ 0.73 $ 0.59	 $ 0.63	$ 0.51

5. Comprehensive Income:
  		The components of comprehensive income are as follows for the three months ended December 31, 1999 and 1998:

In thousands	                                      1999	    1998
Net income                                      	$5,823  	$4,697

Other comprehensive income:
	Unrealized holding gains arising during period     	--	       5
	Deferred income taxes	                              --	      (3)
		Total other comprehensive income	                  --	       2

Comprehensive income	                            $5,823	  $4,699

6. Segment Reporting
   	In 1999, the Company adopted the provisions of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable segments are Private Clients, Capital Markets, Interest and Other. The Private Clients segment includes securities brokerage and investment management services including the sale of equities, mutual funds, fixed income products and insurance to individual investors through Advest's 91 retail offices. The Capital Markets segment includes market-making activities on over-the-counter equities, institutional trading in both equities and fixed income products, trading in corporate bonds, government agency and mortgage-backed securities, corporate underwriting and merger and acquisition, public finance and syndicate participations. Sales credits associated with underwritten offerings are reported in the Private Client segment when sold to individual investors and in the Capital Markets segment when sold to institutional investors. The Interest segment includes revenue from financing margin debits, stock borrowing activities and trading and investment securities. The Other segment includes all corporate expenses and miscellaneous revenues and expenses, which are not allocated to the reportable segments. The Company has not disclosed asset information by segment as the information is not produced internally. All of the Company's business is within the U.S. The following table summarizes financial information by share for the three months ended December 31, 1999 and 1998.

In thousands              	1999         	1998
Revenues:
	Private Clients       	$ 63,016	     $50,709
	Capital Markets	         20,266      	17,365
	Interest	                17,424	      13,230
	Other	                    2,597	       1,287
			                     $103,304     	$82,591

Income before taxes:
	Private Clients        	$15,316     	$12,003
	Capital Markets          	4,129       	1,417
	Interest                 	6,203       	5,765
	Other                  	(16,115)	    (11,654)
		                      	$ 9,533	     $ 7,531

7. Discontinued Operations:
   	During fiscal 1999, the Company agreed to sell its deposit and lending operations to a third party financial institution. The transaction closed on November 30, 1999.
   	Summarized financial information for discontinued operations is as follows for the three months ended December 31, 1999 and 1998:

In thousands                   	1999      	1998

Revenue	                     	$1,970	    $3,228
Income before taxes	             506       	298
Net income	                      294       	178

                                 			December 31,  	September 30,
In thousands	                               1999           	1999

Total assets	                             $2,579       	$152,242
Total liabilities                            	--	        121,270
Net assets of discontinued operations   	  2,579         	30,972

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward-Looking Statements
    In addition to presenting historical information, in this quarterly report and elsewhere, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance and similar matters. The Company cautions readers that any forward-looking information presented is not a guarantee of future performance. Numerous factors, many beyond the Company's control, could cause actual results to differ materially from the expectations expressed. The Company conducts its businesses in financial markets that are influenced by economic conditions, monetary policies, interest and inflation rates, market liquidity, national and international political events, regulatory developments, changing tax laws, the competitive environment, investor sentiment and other risks and uncertainties. These factors can significantly affect the transaction volume, price levels and volatility of financial markets, as well as the competitiveness of the Company's products and services within its industry. As a result, the Company's revenues and net earnings may vary significantly from period to period and may diverge significantly from expectations. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise any forward-looking statements.

Overview
   	The Advest Group, Inc. ("AGI"), together with its subsidiaries (the "Company"), provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management. All aspects of the Company's business are highly competitive and impacted by regulatory and other factors outside of its control, including domestic and global economic and financial conditions, volume and price levels in securities markets, demand for investment banking services, interest rates, inflation and investor sentiment. Technological developments such as the Internet may also materially impact the Company's operating results. In addition to competition from other full-service securities firms, the Company faces competition from other sources including banks, insurance companies, mutual fund companies, discount and online trading firms. Legislation enacted in 1999 to eliminate or lessen the restrictions of the Glass-Steagall Act will likely further heighten competition among banking, insurance and securities firms. The Company closely monitors its operating environment to enable it to respond promptly to market cycles. In addition, the Company seeks to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Operating results of any individual period should not be considered representative of future performance.
   	Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides brokerage, investment banking, institutional sales and trading and asset management services to retail and institutional investors through 91 sales offices in 16 states and Washington, DC. Boston Advisors, Inc., an investment advisory firm, manages the financial assets of individuals, endowment funds and retirement plans. Advest Bank and Trust Company (the "Bank"), a FDIC-insured, federal savings bank, provides trust and custody services primarily through Advest's branch network. During fiscal 1999, the Company announced that it was entering into two agreements with a third party financial institution, which include the sale of the Bank's lending and deposit businesses. As required, the Company has restated all prior periods to separately disclose income from discontinued operations. Refer to the discussion below and under the caption "Advest Bank and Trust."
    For the quarter ending December 31, 1999, net income was a record $5.8 million ($.63 per diluted share) compared with $4.7 million ($.51 per diluted share) in the year earlier quarter, a 24% increase. Income from continuing operations was $5.5 million ($.60 per share), a 22% increase from $4.5 million ($.49 per share).
Total revenues from continuing operations increased 25% to $103.3 million, surpassing the $90 million threshold for the first time ever. At December 31, annualized return on equity was 16% and book value per share was a record $15.74.

Advest, Inc.
    The three major equity indices closed the December quarter
(and calendar year) at record levels with technology and telecommunications stocks the driving force. The Dow Jones Industrial Average, at 11497, gained 11% during the quarter and 25% from the prior year. The S&P 500 and NASDAQ Composite closed at 1469 and 4069, up 15% and 48%, respectively, for the quarter and 20% and 86% from last year. Market-wide merger and acquisition activities achieved record levels during calendar 1999, as did the total dollars raised in initial public offerings. The bond market continued its volatility during the December 1999 quarter and had its second worse calendar year since 1973. Long-term interest rates rose 50 basis points and investors' attention was focussed on further tightening, as well as potential Y2K problems.
   	Pre-tax profits for Advest increased 28% to $10.2 million and total revenues increased 26% to $102.3 million. Agency commissions were $40.1 million, a 24% increase from the prior year. Investment banking revenues increased 20% to $14.9 million with revenue from underwriting and merger and acquisition activities each more than doubling year-to-year. The Investment Banking Division completed six public offerings that raised over $238 million and five merger and acquisition transactions with a combined value of $281 million. Revenue from principal transactions increased 20% to $18.0 million, led by strong fixed income sales.

Advest Bank and Trust
    During fiscal 1999, the Company announced that it would enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company. Under the terms of a purchase and sale agreement that closed November 30, 1999, Hudson acquired the loan and other financial assets and assumed the deposit liabilities of the Bank. Under a strategic alliance agreement, effective September 1, 1999, Hudson is the exclusive provider of certain FDIC-insured banking products and services to Advest and its clients. Concurrent with the agreements, the Bank ended its mortgage origination and deposit services but retained its bank charter and continues to provide trust and custody services.
   	Income from discontinued operations reflects the after tax operating results of the Bank's lending and deposit operations. Total revenues and expenses for the Bank's retained trust and custody operations are not material to consolidated results.

Results of Operations
              Three Months Ended December 31, 1999 Versus
                 Three Months Ended December 31, 1998

    Net revenues, total revenues from continuing operations less interest expense, increased $16.9 million (22%) to $92.5 million.
Net expenses from continuing operations increased $14.9 million
(22%) to $82.9 million, primarily as a result of higher sales-related compensation and general payroll. The effective tax rate was 42% for current year compared with 40% in the prior year.
    Agency commissions increased $7.7 million (24%) led by a $3.7 million (59%) increase in over-the-counter commissions and a $1.6 million (12%) increase in listed commissions. Insurance and mutual funds commissions both increased $1.0 million, reflecting year-to-year gains of 44% and 10%, respectively. Commissions on listed and over-the-counter securities increased primarily due to record share volume and prices. The increase in insurance commissions was primarily due to a 230% increase in life insurance revenues.
Expanded advisory and planning efforts for high net worth clients accounted for most of the increase in life insurance revenues.
    The increase in investment banking revenues was primarily due to increased underwriting and merger and acquisition activities. Underwriting fees increased 174% to $1.4 million and related sales credits increased 57% to $3.7 million. Merger and acquisition revenues increased 101% to $2.1 million. These results should be considered in light of a November 1999 reorganization of the Investment Banking Division, which reduced staffing levels below those in place at the time these transactions were originated.
Total revenues for Institutional Equity Sales and Trading increased 140% to $3.9 million. The hiring of five experienced institutional equity traders in June 1999 contributed to this increase with record revenues achieved for both institutional underwriting and regular commissions.
   	Revenue from principal transactions increased $3.0 million (20%) with over two-thirds of the gain coming in the month of December. Institutional Government Agency underwriting activities increased significantly with the placement of four issues with a par value of $100 million. Municipal Bond trading profits increased 80% to $936,000 and related sales credits increased 78% to $3.7 million. Commissions on investment grade corporate bonds increased 27% to $2.3 million. Investor interest in the emerging market and high yield sectors contributed to a 69% increase in related sales credits to $1.1 million. The Retail Corporate Bond Department had a strong December, doubling their usual monthly production numbers. On the equity side, measures taken last year to reduce Advest's overnight market exposure by reducing equity inventories, contributed to a $550,000 year-to-year improvement in NASDAQ trading profits and related sales credits increased $.6 million(14%).
    Asset management revenues increased $2.5 million (29%) primarily as a result of increased fee-based managed account business and higher service fees related to money market accounts at Advest. The Bank's trust and custody revenues increased 49% to $.5 million.
    Net interest income increased $.8 million (14%). Advest's net interest income increased $1.1 million (20%) primarily due to higher average margin debits during the current year.
   	Compensation costs increased $10.7 million (22%) primarily due to higher sales-related compensation and increased staff levels especially in retail sales management, data processing and fixed income personnel at Advest. Communications costs increased $1.2 million (16%) primarily related to higher volume-driven costs of Advest's third party data processor and higher service bureaus costs related to telecommunication and technology enhancements.
Other expenses increased $1.5 million (82%) primarily due to settlement and error account charges.

Liquidity and Capital Resources
                 Three Months Ended December 31, 1999

    Total assets at December 31, 1999 were substantially unchanged from September 30, 1999, however, there were material changes in certain assets and liabilities. Receivables from brokerage customers increased $51.1 million (10%) and were financed by a $54.2 million (18%) increase in brokerage customer credits.
Trading securities declined $26.4 million (9%) primarily due to firm imposed restrictions as a precautionary measure to ensure Advest had adequate liquidity on December 31. Short-term borrowings declined $40.9 million (25%) primarily due to lower trading inventories and a $22.5 million (122%) increase in repurchase agreements. Net assets of discontinued operations declined $28.4 million (92%) due to the execution of the purchase and sale agreement with Hudson on November 30.
    The year 2000 transition was effected successfully with no significant issues arising. Advest conducted all due diligence with respect to preparedness and as communicated to clients it was business as usual on January 3, 2000. The Company will continue to monitor potential Y2K-related issues, such as leap year, which may surface throughout the year, however the most critical areas of concern have been effectively addressed. The Company's costs did not exceed $2.5 million on its Y2K compliance efforts.
    During the current quarter, the Company repurchased 82,482 shares of its common stock at a cost of $1.4 million under a buyback program begun in August 1990. Cash dividends totaling $450,000 were declared.
    There have been no other material changes to the Company's liquidity or capital resources since September 30, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk There were no material changes to the Company's market risk analysis during the quarter ending December 31, 1999.

                     Part II. Other Information
Item 1.  Legal Proceedings
    	The Company has been named as defendant, or has been threatened with being named defendant in various actions, suits and proceedings before a court or arbitrator arising principally from its securities and investment banking business. Such matters involve alleged violations of federal and state securities laws and other laws. Certain of these actions claim substantial damages and, if determined adversely to the Company, could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. The Estate of Gabriel Levine and his wife and various related entities have threatened a proceeding before the American Arbitration Association against Advest. They originally commenced related arbitration and court proceedings in 1993, which were stayed pending consideration of statute of limitations defenses. In 1998 the Connecticut Supreme Court ruled that arbitrators and not a court should decide whether those defenses apply. The claimants allege that the option trading in their accounts was unsuitable, and that there was a failure to disclose risks and to supervise their accounts. In court papers filed in 1993 the claimants asserted claims for principal losses of nearly $30,000,000, plus interest since October 1987. Following an unsuccessful mediation Advest and the plaintiffs have agreed to a private arbitration presently scheduled to be held in June, 2000. Management believes that Advest, Inc. has strong defenses to these claims and intends to defend them vigorously. However, Advest has agreed to high/low arrangement in the private arbitration whereby the private arbitrator must award no less than $1,750,000 and cannot award more than $15,000,000. While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel, believes that the resolution of all matters pending or threatened against the Company will not have a material adverse effect on the financial condition or future results of operations or cash flows of the Company.

Item 6.  Exhibits and Reports on Form 8-K
   (a) Exhibits
      	Exhibit 27 -- Financial Data Schedule (Selected financial data
         - for EDGAR electronic	filing only to SEC)
      	The interim financial information contained herein has been subjected to a review by PricewaterhouseCoopers LLP, the registrant's Independent Accountants, whose report is included on page 13 of this filing.
   (b) Reports on Form 8-K
      	None

                       Report of Independent Accountants



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the aforementioned financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of September 30, 1999, and the related statements of earnings, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report, dated October 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


PricewaterhouseCoopers LLP




Hartford, Connecticut
January 19, 2000







Signatures


   	Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



	                          							   The Advest Group, Inc.
                                  									Registrant




Date      February 4, 1999    					         /s/ Grant Kurtz
								                                       Grant Kurtz,
								                                      President and
								                                  Chief Executive Officer



Date      February 4, 1999    					      /s/ Martin M. Lilienthal
								                                    Martin M. Lilienthal,
								                                 Executive Vice President,
 								                                 Chief Financial Officer
								                                        and Treasurer

                                 Exhibit Index


 Exhibit  	Description

    27    		Financial Data Schedule (Selected financial data - for
               EDGAR	electronic transmission only for SEC.)