Form 10-Q
period 2000-03-31
ADVEST GROUP INC
filed 2000-05-12
CIK 319489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]      SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended MARCH 31, 2000

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________
            Commission File Number:  1-8408

                             THE ADVEST GROUP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                            06-0950444
-------------------------------                        ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification Number)

        90 STATE HOUSE SQUARE
        HARTFORD, CONNECTICUT                                  06103
---------------------------------------                     ----------
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

                                                Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE                            9,025,353 SHARES
----------------------------                       --------------------------
          Class                                    Outstanding at May 4, 2000

                             THE ADVEST GROUP, INC.

                                      INDEX

                                                                           Page No.
                                                                           --------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

    Condensed Consolidated Balance Sheets
        March 31, 2000 and September 30, 1999                                3

    Condensed Consolidated Statements of Earnings
        Three and Six Months Ended March 31, 2000 and 1999                   4

    Condensed Consolidated Statements of Cash Flows
        Six Months Ended March 31, 2000 and 1999                             5

    Notes to Consolidated Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 13

Item 4.   Submission of Matters to a Vote of Security Holders               14

Item 6.   Exhibits and Reports on Form 8-K                                  15

Signatures                                                                  17

                             THE ADVEST GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


In thousands, except per share amounts                                               March 31, 2000          September 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
ASSETS
CASH AND SHORT-TERM INVESTMENTS
     Cash and cash equivalents                                                        $    18,334                $     7,812
     Cash and securities segregated under federal and other regulations                       256                        253
                                                                                      -----------                -----------
                                                                                           18,590                      8,065
                                                                                      -----------                -----------
RECEIVABLES
     Securities borrowed                                                                  965,869                    515,676
     Brokerage customers, net                                                             596,400                    503,116
     Brokers and dealers                                                                   12,865                      6,447
     Other                                                                                 29,517                     30,455
                                                                                      -----------                -----------
                                                                                        1,604,651                  1,055,694
                                                                                      -----------                -----------
SECURITIES
     Trading, at market value                                                             430,470                    306,426
     Available for sale, at market value                                                    9,434                      5,063
     Held to maturity (market values of $6,772 and $16,886)                                 6,772                     16,885
                                                                                      -----------                -----------
                                                                                          446,676                    328,374
                                                                                      -----------                -----------
OTHER ASSETS
     Equipment and leasehold improvements, net                                             14,066                     13,028
     Net assets of discontinued operations                                                     --                     30,972
     Other                                                                                 28,641                     26,488
                                                                                      -----------                -----------
                                                                                           42,707                     70,488
                                                                                      -----------                -----------
                                                                                      $ 2,112,624                $ 1,462,621
                                                                                      ===========                ===========
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
     Securities loaned                                                                $   762,263                $   523,095
     Short-term borrowings                                                                384,081                    161,007
     Securities sold, not yet purchased, at market value                                  351,090                    230,486
     Brokerage customers                                                                  341,545                    298,119
     Compensation and benefits                                                             30,779                     27,648
     Checks payable                                                                        28,024                      4,971
     Long-term borrowings                                                                  21,000                     30,526
     Brokers and dealers                                                                   15,002                     10,839
     Repurchase agreements                                                                  4,157                     18,406
     Other                                                                                 28,542                     22,388
                                                                                      -----------                -----------
                                                                                        1,966,483                  1,327,485
                                                                                      -----------                -----------
SHAREHOLDERS' EQUITY
     Common stock, par value $.01, authorized 25,000 shares,
        issued 11,060 and 10,914 shares                                                       111                        109
     Paid-in capital                                                                       79,945                     76,814
     Retained earnings                                                                     88,307                     77,644
     Unamortized restricted stock compensation                                             (2,618)                    (2,081)
     Treasury stock, at cost, 2,010 and 1,989 shares                                      (19,604)                   (17,350)
                                                                                      -----------                -----------
                                                                                          146,141                    135,136
                                                                                      -----------                -----------
                                                                                      $ 2,112,624                $ 1,462,621
                                                                                      ===========                ===========
-------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

                             THE ADVEST GROUP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                     Three months ended                   Year to date
                                                          March 31,                          March 31,
 In thousands, except                             -------------------------          --------------------------
 per share amounts                                  2000             1999              2000              1999
---------------------------------------------------------------------------------------------------------------
 REVENUES
     Commissions                                  $ 51,071          $35,302          $ 91,174          $ 67,737
     Interest                                       21,767           12,960            39,062            25,662
     Principal transactions                         19,808           13,896            37,796            28,862
     Asset management and administration            12,583            9,797            23,760            18,438
     Investment banking                              5,862            5,073            20,718            17,406
     Other                                           2,835            2,623             4,719             4,137

                                                  --------          -------          --------          --------
     Total revenues                                113,926           79,651           217,229           162,242
                                                  --------          -------          --------          --------

 EXPENSES
     Compensation                                   63,951           47,442           124,374            97,157
     Interest                                       14,784            7,564            25,618            14,589
     Communications                                  9,728            8,203            18,280            15,569
     Occupancy & equipment                           5,646            5,254            11,032            10,317
     Business development                            2,476            1,787             4,851             3,630
     Brokerage, clearing & exchange                  1,631            1,309             3,058             2,495
     Professional                                    1,242            1,310             2,810             2,409
     Other                                           4,408            1,934             7,614             3,698

                                                  --------          -------          --------          --------
     Total expenses                                103,866           74,803           197,637           149,864
                                                  --------          -------          --------          --------

 INCOME BEFORE TAXES                                10,060            4,848            19,592            12,378

     Provision for income taxes                      4,225            1,939             8,229             4,951
                                                  --------          -------          --------          --------

 INCOME FROM CONTINUING OPERATIONS                   5,835            2,909            11,363             7,427

     Income from discontinued
          operations, net of taxes                      --              129               294               308
                                                  --------          -------          --------          --------

 NET INCOME                                       $  5,835          $ 3,038          $ 11,657          $  7,735
                                                  ========          =======          ========          ========

---------------------------------------------------------------------------------------------------------------

PER SHARE DATA:
   Basic earnings:
     Continuing operations                        $   0.73          $  0.36          $   1.43          $   0.93
     Discontinued operations                            --             0.02              0.04              0.04
                                                  --------          -------          --------          --------
     Net income                                   $   0.73          $  0.38          $   1.47          $   0.97
                                                  ========          =======          ========          ========

   Diluted earnings:
     Continuing operations                        $   0.63          $  0.32          $   1.24          $   0.81
     Discontinued operations                            --             0.01              0.03              0.03
                                                  --------          -------          --------          --------
     Net income                                   $   0.63          $  0.33          $   1.27          $   0.84
                                                  ========          =======          ========          ========

   Dividends declared                             $   0.06          $  0.05          $   0.11          $   0.09
                                                  ========          =======          ========          ========


See Notes to Consolidated Financial Statements

                             THE ADVEST GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Six months ended March 31,
                                                                                        --------------------------
In thousands                                                                             2000                1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
NET INCOME                                                                            $  11,657           $   7,735
Income from discontinued operations                                                        (294)               (308)
                                                                                      ---------           ---------
Income from continuing operations                                                        11,363               7,427
   Adjustments to reconcile net income to net cash provided
           by operating activities of continuing operations:
        Depreciation and amortization                                                     5,813               4,053
        Other                                                                              (692)               (459)
   (Increase) decrease in operating assets:
        Securities borrowed                                                            (450,193)           (255,196)
        Trading securities                                                             (123,552)            (89,940)
        Receivables from brokerage customers, net                                       (93,343)            (12,059)
        Receivables from brokers and dealers                                             (6,418)             (1,641)
        Cash and securities segregated under federal and other regulations                   (3)                 (3)
        Other                                                                             5,610              (8,473)
   Increase (decrease) in operating liabilities:
        Short-term brokerage borrowings, net                                            251,663             132,035
        Securities loaned                                                               239,168             142,640
        Securities sold, not yet purchased                                              120,604              55,549
        Brokerage customers                                                              43,426              (4,145)
        Checks payable                                                                   23,053              22,284
        Repurchase agreements                                                           (14,249)             16,807
        Other                                                                            13,263              (3,378)
                                                                                      ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                       25,513               5,501
                                                                                      ---------           ---------

FINANCING ACTIVITIES
     Repayment of short-term borrowings                                                  (7,115)               (130)
     Other                                                                               (3,032)             (3,847)
                                                                                      ---------           ---------
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS                          (10,147)             (3,977)
                                                                                      ---------           ---------

INVESTING ACTIVITIES
  Proceeds from (payments for):
      Maturities of held to maturity securities                                          24,706              11,164
      Maturities of available for sale securities                                            --                 431
      Sales of available for sale securities                                                 31               5,000
      Purchases of available for sale securities                                         (5,585)                (42)
      Purchases of held to maturity securities                                          (14,556)            (10,000)
  Capital expenditures                                                                   (3,121)             (2,230)
  Other                                                                                  (5,300)                624
                                                                                      ---------           ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS             (3,825)              4,947
NET CASH USED IN DISCONTINUED OPERATIONS                                                 (1,019)             (9,266)
                                                                                      ---------           ---------
Increase (decrease) in cash and cash equivalents                                         10,522              (2,795)
Cash and cash equivalents at beginning of period                                          7,812              13,882
                                                                                      ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  18,334           $  11,087
                                                                                      =========           =========

-------------------------------------------------------------------------------------------------------------------
Interest paid                                                                         $  25,712           $  18,316
Income taxes paid                                                                     $   6,239           $   5,767
Non-cash activities:
     Restricted stock awards, net of forfeitures                                      $   1,383           $   1,024
-------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

The Advest Group, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  FINANCIAL STATEMENTS:

      The consolidated financial statements include the accounts of The Advest Group, Inc. and all subsidiaries (collectively the "Company"). Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker-dealer, and Advest Bank and Trust Company (the "Bank"), an FDIC-insured, federal savings bank. The Company provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management.

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

3.  CAPITAL AND REGULATORY REQUIREMENTS:

      Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At March 31, 2000, Advest's regulatory net capital of $68.7 million was 10% of aggregate debit balances and exceeded required net capital by $54.8 million.

      Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. As a federal chartered savings bank, the Bank is required to limit annual dividends to the

The Advest Group, Inc.


most recent four quarters of net income, subject to limitations. No dividends have been declared or paid by the Bank during the current or prior three fiscal years. At March 31, 2000, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 83.84%, 249.98% and 249.98%, respectively, which met all regulatory requirements.

4. COMMON STOCK:

      The following table provides the calculation of net income per common share for the three and six months ended March 31, 2000 and 1999:

                                                         For the three months ended March 31,
                                           -----------------------------------------------------------
                                             2000              1999             2000            1999
                                           -------           -------           ------          ------
In thousands, except per share amounts               Basic                             Diluted
------------------------------------------------------------------------------------------------------
Income from continuing operations          $ 5,835           $ 2,909           $5,835          $2,909
Income from discontinued
    operations, net of taxes                    --               129               --             129
                                           -------           -------           ------          ------
Net income                                 $ 5,835           $ 3,038           $5,835          $3,038
                                           =======           =======           ======          ======

Average number of common shares
    outstanding during the period            9,020             8,855            9,020           8,855
Adjustments:
    Contingently issuable shares            (1,024)             (880)              --              --
    Exercise of stock options                   --                --              191             276
                                           -------           -------           ------          ------
Average number of common
    shares outstanding                       7,996             7,975            9,211           9,131
                                           =======           =======           ======          ======

Income from continuing operations          $  0.73           $  0.36           $ 0.63          $ 0.32
Income from discontinued
    operations, net of taxes                    --              0.02               --            0.01
                                           -------           -------           ------          ------
Net income                                 $  0.73           $  0.38           $ 0.63          $ 0.33
                                           =======           =======           ======          ======

                                                       For the six months ended March 31,
                                           ------------------------------------------------------------
                                             2000              1999              2000            1999
                                           -------           -------           ------          ------
In thousands, except per share amounts               Basic                              Diluted
-------------------------------------------------------------------------------------------------------
Income from continuing operations          $ 11,363           $ 7,427           $11,363          $7,427
Income from discontinued
    operations, net of taxes                    294               308               294             308
                                           --------           -------           -------          ------
Net income                                 $ 11,657           $ 7,735           $11,657          $7,735
                                           ========           =======           =======          ======

Average number of common shares
    outstanding during the period             8,992             8,868             8,992           8,868
Adjustments:
    Contingently issuable shares             (1,020)             (865)               --              --
    Exercise of stock options                    --                --               216             300
                                           --------           -------           -------          ------
Average number of common
    shares outstanding                        7,972             8,003             9,208           9,168
                                           ========           =======           =======          ======

Income from continuing operations          $   1.43           $  0.93           $  1.24          $ 0.81

The Advest Group, Inc.

Income from discontinued
    operations, net of taxes                   0.04              0.04              0.03            0.03
                                           --------           -------           -------          ------
Net income                                 $   1.47           $  0.97           $  1.27          $ 0.84
                                           ========           =======           =======          ======

5. COMPREHENSIVE INCOME:

      The components of comprehensive income are as follows for the three and six months ended March 31, 2000 and 1999:

                                                                              March 31,
                                                     ----------------------------------------------------------
                                                        Three months ended                  Six months ended
                                                     -----------------------           ------------------------
In thousands                                          2000             1999              2000             1999
---------------------------------------------------------------------------------------------------------------
Net income                                           $5,835          $ 3,038           $11,657          $ 7,735

Other comprehensive income:
    Unrealized holding gains/losses arising
        during period                                    --              (34)               --              (30)
    Deferred income taxes                                --                1                --                4
                                                     ------          -------           -------          -------

    Total other comprehensive income                     --              (35)               --              (34)
                                                     ------          -------           -------          -------

Comprehensive income                                 $5,835          $ 3,003           $11,657          $ 7,701
                                                     ======          =======           =======          =======

6. SEGMENT REPORTING

      In 1999, the Company adopted the provisions of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable segments are Private Clients, Capital Markets, Interest and Other. The Private Clients segment includes securities brokerage and investment management services including the sale of equities, mutual funds, fixed income products and insurance to individual investors through Advest's 90 retail offices. The Capital Markets segment includes market-making activities on over-the-counter equities, institutional trading in both equities and fixed income products, trading in corporate bonds, government agency and mortgage-backed securities, corporate underwriting and merger and acquisition, public finance and syndicate participations. Sales credits associated with underwritten offerings are reported in the Private Client segment when sold to individual investors and in the Capital Markets segment when sold to institutional investors. The Interest segment includes revenue from financing margin debits, stock borrowing activities and trading and investment securities. The Other segment includes all corporate expenses and miscellaneous revenues and expenses, which are not allocated to the reportable segments. The Company has not disclosed asset information by segment as the information is not produced internally. All of the Company's business is within the U.S. The following table summarizes financial information by share for the three and six months ended March 31, 2000 and 1999.

The Advest Group, Inc.


                                                              March 31,
                              ---------------------------------------------------------------------
                                   Three months ended                        Six months ended
                              -----------------------------           -----------------------------
In thousands                     2000                1999                2000                1999
                              ---------           ---------           ---------           ---------
Revenues:
    Private Clients           $  75,750           $  54,705           $ 138,766           $ 105,414
    Capital Markets              13,574              10,166              33,840              27,532
    Interest                     21,767              12,960              39,062              25,662
    Other                         2,835               1,820               5,561               3,634
                              ---------           ---------           ---------           ---------
                              $ 113,926           $  79,651           $ 217,229           $ 162,242
                              =========           =========           =========           =========

Income before taxes:
    Private Clients           $  22,323           $  13,880           $  37,639           $  25,883
    Capital Markets              (1,988)             (3,211)              2,140              (1,794)
    Interest                      6,983               5,396              13,444              11,073
    Other                       (17,258)            (11,217)            (33,631)            (22,784)
                              ---------           ---------           ---------           ---------
                              $  10,060           $   4,848           $  19,592           $  12,378
                              =========           =========           =========           =========

7. DISCONTINUED OPERATIONS:

      During fiscal 1999, the Company agreed to sell its deposit and lending operations to a third party financial institution. The transaction closed on November 30, 1999. Summarized financial information for discontinued operations is as follows for the three and six months ended March 31, 2000 and 1999.

                                                    March 31,
                             ------------------------------------------------------
                              Three months ended                Six months ended
                             --------------------          -------------------------
In thousands                 2000            1999            2000            1999
-----------------------------------------------------------------------------------
Revenue                       $--          $2,987          $1,970          $6,215
Income before taxes            --             215             506             513
Net income                     --             129             294             308

                                               MARCH 31,   September 30,
In thousands                                   2000            1999
------------------------------------------------------------------------
Total assets                                    $--          $152,242
Total liabilities                                --           121,270
Net assets of discontinued operations            --            30,972

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      In addition to presenting historical information, in this 10Q and elsewhere, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance and similar matters. The Company cautions readers that any forward-looking information presented is not a guarantee of future

The Advest Group, Inc.


performance. Numerous factors, many beyond the Company's control, could cause actual results to differ materially from the expectations expressed. The Company conducts its businesses in financial markets that are influenced by economic conditions, monetary policies, interest and inflation rates, market liquidity, national and international political events, regulatory developments, changing tax laws, the competitive environment, investor sentiment and other risks and uncertainties. These factors can significantly affect the transaction volume, price levels and volatility of financial markets, as well as the competitiveness of the Company's products and services within its industry. As a result, the Company's revenues and net earnings may vary significantly from period to period and may diverge significantly from expectations. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise any forward-looking statements.

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

      Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides brokerage, investment banking, institutional sales and trading and asset management services to retail and institutional investors through 90 sales offices in 16 states and Washington, DC. Boston Advisors, Inc., an investment advisory firm, manages the financial assets of individuals, endowment funds and retirement plans. Advest Bank and Trust Company (the "Bank"), an FDIC-insured, federal savings bank, provides trust and custody services primarily through Advest's branch network. During fiscal 1999, the Company announced that it was entering into two agreements with a third party financial institution, which include the sale of the Bank's lending and deposit businesses. As required, the Company has restated all prior periods to separately disclose income from discontinued operations. Refer to the discussion below and under the caption "Advest Bank and Trust."

      For the quarter ending March 31, 2000, net income from continuing operations was a record $5.8 million ($.63 per diluted share) compared with $2.9 million ($.32 per diluted share) a year ago, a 101% increase. Including fiscal 1999 results for the Company's discontinued lending and deposit operations, net income for the current quarter rose 92%. Total revenues from continuing operations increased 43% to a record $113.9 million. At March 31, annualized return on equity was 16% and book value per share was a record $16.15.

ADVEST, INC.

      The S&P 500 and the Nasdaq Composite ended an extremely volatile March 2000 quarter up 2% and 12%, respectively, from December's close, while the Dow Jones Industrial Average

The Advest Group, Inc.


declined 5%. Year-to-year through March, all three indices were up, however, substantial and frequent gains and declines continued to characterize the equity markets through April and into May 2000. Technology stocks, which led the earlier rallies, were hardest hit. The surging, technology-laden Nasdaq market fueled high volumes of initial public and follow-on offerings during the quarter, although behind the December quarter's pace. Significantly lower aftermarket gains of recent IPOs may indicate that investors are becoming more particular and, while the IPO pipeline is significant, expectations for aftermarket gains are much lower. Overall, stock and bond underwritings declined from the March 1999 quarter due to challenging conditions in the fixed income markets. Various factors, including rising interest rates and the largest spread between corporate and agency debt in a decade, has lessened demand for new fixed income issues.

      Pre-tax profits for Advest increased 91% to a record $10.7 million and total revenues increased 43% to a record $112.8 million. Agency commissions surpassed $50 million for the first time in firm history, and, at $51.1 million, reflect a 45% increase from the prior year. Revenue from principal transactions increased 43% to $19.8 million and asset management and administration revenues rose 28% to $11.9 million. Investment banking revenues increased 16% to $5.9 million year-to-year, however, revenues were down 61% compared with the record level of the immediately preceding quarter. The Investment Banking Division completed two public offerings and three merger and acquisition transactions with a combined value of over $270 million.

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

      Income from discontinued operations reflects the after tax operating results of the Bank's lending and deposit operations. Operating results for the Bank's trust and custody business are not material to consolidated results.

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED MARCH 31, 2000 VERSUS
                        THREE MONTHS ENDED MARCH 31, 1999

      Net revenues, total revenues from continuing operations less interest expense, increased $27.1 million (38%) to $99.1 million primarily due to substantial increases in agency and principal sales. Net expenses from continuing operations increased $21.8 million (32%) to $89.1 million, primarily as a result of higher sales-related compensation and incentives. The effective tax rate was 42% for current year compared with 40% in the prior year.

      Agency commissions increased $15.8 million (45%) led by an $8.2 million (113%) increase in over-the-counter commissions, a $3.9 million (38%) increase in mutual funds - including distribution fees and a $2.2 million (16%) increase in listed commissions. Commissions on listed and over-the-counter securities increased primarily due to record share volume and prices. Insurance commissions increased $1.1 million (56%). The increase in insurance commissions was primarily due to increased life insurance sales related to expanded advisory and planning efforts for high net worth clients.

The Advest Group, Inc.


      Revenue from principal transactions increased $5.9 million (43%). Equity sales credits increased $2.4 million (66%) and related trading profits improved $.5 million primarily as a result of measures taken last year to reduce the firm's overnight market exposure by reducing equity inventories. Principal bond commissions increased $1.1 million (14%) led by sales of investment grade corporate bonds and municipal securities.

      Investment banking revenues increased $.8 million (16%) primarily due to higher merger and acquisition fees and unit trust sales credits. Following a record first fiscal quarter, Advest's Investment Banking Group has undergone significant changes during the past quarter. Commencing with a planned staff reduction, effective in December, and followed by resignations of five professionals leaving the industry, Advest's investment banking efforts are now directed from its offices at One Rockefeller Plaza with the Boston and Chicago investment banking operations closed. Through the first six months of fiscal 2000, Equity Capital Markets results are on budget, however, the outlook for the next six months is less certain.

      Asset management revenues increased $2.8 million (28%) primarily as a result of increased fee-based managed account business and higher service fees related to money market accounts at Advest.

      Net interest income increased $1.6 million (29%). Advest's net interest income increased $1.3 million (23%) primarily due to higher average margin debits during the current year.

      Compensation costs increased $16.5 million (35%) primarily due to higher sales-related compensation and related incentives. Higher general payroll costs at Advest associated with increased staff levels especially in retail sales management, data processing and fixed income personnel were substantially offset by personnel reductions in investment banking as previously discussed. Communications costs increased $1.5 million (19%) primarily related to higher volume-driven costs of Advest's third party data processor, increased telephone equipment and line costs and higher service bureau costs related to telecommunication and technology enhancements. Other expenses increased $2.5 million (128%) primarily due to error account and settlement charges. Business development expenses increased $.7 million (39%) primarily due to expanded training efforts for financial advisors under the Advest Institute program which was introduced during the latter part of fiscal 1999.


                     SIX MONTHS ENDED MARCH 31, 2000 VERSUS
                         SIX MONTHS ENDED MARCH 31, 1999

      Net revenues increased $44.0 million (30%) and net expenses increased $36.7 million (27%). Year-to-year variances in agency commissions, principal transactions, net interest income and asset management are consistent with the March quarter analysis. On the expense side, variances for compensation and benefits, communications, business development and other expenses are consistent with the March quarter discussion.

      The year-to-date increase in investment banking revenues was primarily derived from record first quarter underwriting fees and commission revenues. Also in the first quarter, five experienced institutional equity traders, hired in June 1999, contributed to record revenues for both institutional underwriting and regular commissions. In recent months, the Investment Banking Group has experienced significant personnel changes, which may have an impact on future revenues as discussed in the March quarter analysis.

The Advest Group, Inc.


LIQUIDITY AND CAPITAL RESOURCES

                       SIX MONTHS ENDED MARCH 31, 2000

      Total assets at March 31, 2000 are up $.7 billion (44%) from September 30, with virtually all of the increase coming in the most recent quarter. First quarter concerns regarding potential Y2K problems resulted in firm-imposed limitations on inventory levels to ensure adequate liquidity. Subsequent to December 31, restrictions were lifted and inventory levels increased.

      Securities borrowed increased $.5 billion (87%) with over half the increase matched by an increase in stock loaned and the difference primarily covering a $120.6 million (52%) increase in short positions. Receivables from brokerage customers increased $93.3 million (19%), reflecting the high rate of securities financing occurring throughout the securities business. This increase in margin debits was financed in part by a $43.4 million (15%) increased in brokerage customer credits. Short-term borrowings increased $223.1 million primarily to finance a $124.0 million (40%) increase in long trading inventories and the balance of the increase in margin debits. Net assets of discontinued operations declined $31.0 million (100%) due to the execution of the purchase and sale agreement with Hudson on November 30. On December 31, 1999, AGI paid off $7.0 million in short-term borrowings which was the first installment in what will be annual payments to satisfy a $35 million note payable.

      Through the first half of the fiscal year, the Company repurchased 206,782 shares of its common stock at a cost of $3.7 million under a buyback program begun in August 1990. Cash dividends totaling $1.0 million were declared and/or paid.

      There have been no other material changes to the Company's liquidity or capital resources since September 30, 1999.


ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There were no material changes to the Company's market risk analysis during the quarter ending March 31, 2000.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company has been named as defendant, or has been threatened with being named defendant in various actions, suits and proceedings before a court or arbitrator arising principally from its securities and investment banking business. Such matters involve alleged violations of federal and state securities laws and other laws. Certain of these actions claim substantial damages and, if determined adversely to the Company, could have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company. The Estate of Gabriel Levine and his wife and various related entities have threatened a proceeding before the American Arbitration Association against Advest. They originally commenced related arbitration and court proceedings in 1993, which were stayed pending consideration of statute of limitations defenses. In 1998 the Connecticut Supreme Court ruled that arbitrators and not a court should decide whether those defenses apply. The claimants allege that the option trading in their accounts was unsuitable, and that there was a failure to disclose risks and to supervise their accounts. In court papers filed in 1993 the claimants asserted claims for principal losses of nearly $30,000,000, plus interest since October 1987. Following an unsuccessful mediation Advest and the plaintiffs have agreed to a private arbitration presently scheduled to be held in June 2000. Management believes that Advest, Inc. has strong defenses to these claims and intends to defend them vigorously. However, Advest has agreed to high/low arrangement in the private arbitration whereby the private

The Advest Group, Inc.


arbitrator must award no less than $1,750,000 and cannot award more than $15,000,000. While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel, believes that the resolution of all matters pending or threatened against the Company will not have a material adverse effect on the financial condition or future results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company commenced solicitation of proxies on December 28, 1999 in connection with its Annual Meeting held on January 27, 2000. The solicitation was performed in accordance with Section 14 of the Securities and Exchange Act of 1934 and the rules thereunder. There was no solicitation in opposition to management's solicitation. A total of 8,618,158 shares were represented at the meeting out of the total of 8,929,124 shares issued and outstanding as of the December 10, 1999 record date for the meeting.

      At the Annual Meeting, the election as directors of Sanford Cloud, Jr., Grant W. Kurtz, Barbara L. Pearce, and Allen Weintraub to serve for three year terms expiring in 2003 was considered. All such nominees were reelected or elected to the Board of Directors. The nominees received the following votes:

                                   IN FAVOR
                          -------------------------
NOMINEE                   IN PERSON        BY PROXY         TOTAL        WITHHELD
Sanford Cloud, Jr.            0            8,443,978      8,443,978       174,179
Grant W. Kurtz                0            8,444,373      8,444,373       173,884
Barbara L. Pearce             0            8,444,373      8,444,373       173,884
Allen Weintraub               0            8,444,251      8,444,251       173,906

      The terms of office of the following continuing directors expire in 2001: Ronald E. Compton, William B. Ellis and Marne Obernauer, Jr. The terms of office of the following continuing directors expire in 2002 Richard G. Dooley and Robert W. Fiondella .

      Also considered at the Annual Meeting was a proposal to adopt the 1999 Stock Option Plan. The proposal received the following votes:

      IN FAVOR          AGAINST      ABSTAINING   NO VOTES

      7,860,326         705,782      23,303       28,983

      In addition, the proposal to adopt the 2000 Non-Employee Director Stock Option Plan was considered and received the following votes:

      IN FAVOR          AGAINST      ABSTAINING   NO VOTES

      7,960,084         584,275      45,049       28,986

The Advest Group, Inc.


      The only other matter considered at the Annual Meeting was a stockholder proposal submitted by Mr. John Jennings Crapo concerning disclosure of charitable contributions by the Company. Mr. Crapo's proposal was defeated, with the following votes:

      IN FAVOR          AGAINST      ABSTAINING   NO VOTES

      397,506           6,086,124    263,710      1,871,054

      No other matters were voted upon at the annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

      Exhibit 27 -- Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)

      The interim financial information contained herein has been subjected to a review by PricewaterhouseCoopers LLP, the registrant's Independent Accountants, whose report is included on page 16 of this filing.

    (b) REPORTS ON FORM 8-K

            None

The Advest Group, Inc.


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and its subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of earnings for each of the three-month and six-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of September 30, 1999, and the related consolidated statements of earnings, changes in shareholders' equity and of cash flows for the year then ended (not presented herein) and, in our report, dated October 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP




Hartford, Connecticut
April 19, 2000

The Advest Group, Inc.


                                  SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                                   The Advest Group, Inc.
                                                      Registrant




Date  May 8, 2000                                    /s/ Grant Kurtz
      ----------------                        --------------------------------
                                                        Grant Kurtz,
                                                       President and
                                                   Chief Executive Officer



Date  May 8, 2000                                   /s/ Martin M. Lilienthal
      ----------------                        --------------------------------
                                                       Martin M. Lilienthal,
                                                    Executive Vice President,
                                                     Chief Financial Officer
                                                            and Treasurer

The Advest Group, Inc.


                                  EXHIBIT INDEX

Exhibit     Description
-------     -----------
27          Financial Data Schedule (Selected financial data - for EDGAR electronic transmission only for SEC.)