Form 10-Q
period 2000-06-30
ADVEST GROUP INC
filed 2000-08-11
CIK 319489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       [X]       SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended       JUNE 30, 2000

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                          Yes    [X]         No       [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.01 PAR VALUE                  8,899,108 SHARES
----------------------------            ---------------------------------------
        Class                                 Outstanding at August 7, 2000

                             THE ADVEST GROUP, INC.

                                      INDEX

                                                                   Page No.
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
      Condensed Consolidated Balance Sheets
           June 30, 2000 and September 30, 1999                          3

      Condensed Consolidated Statements of Earnings
           Three and Nine Months Ended June 30, 2000 and 1999            4

      Condensed Consolidated Statements of Cash Flows
           Nine Months Ended June 30, 2000 and 1999                      5

      Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risk      14


PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                               14

Item 6. Exhibits and Reports on Form 8-K                                14

Signatures                                                              16


                                           PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             THE ADVEST GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands                                                                 June 30, 2000     September 30, 1999
-----------------------------------------------------------------------------------------------------------------
Assets                                                                         Unaudited
Cash and short-term investments
     Cash and cash equivalents                                               $     4,739       $     7,812
     Cash and securities segregated under
            federal and other regulations                                            257               253
                                                                             -----------       -----------
                                                                                   4,996             8,065
                                                                             -----------       -----------
Receivables
     Securities borrowed                                                         837,405           515,676
     Brokerage customers, net                                                    607,890           503,116
     Brokers and dealers                                                          22,199             6,447
     Other                                                                        25,481            30,455
                                                                             -----------       -----------
                                                                               1,492,975         1,055,694
                                                                             -----------       -----------
Securities
     Trading, at market value                                                    407,068           306,426
     Held to maturity (market values of $13,215 and $16,886)                      13,215            16,885
     Available for sale, at market value                                           7,541             5,063
                                                                             -----------       -----------
                                                                                 427,824           328,374
                                                                             -----------       -----------
Other assets
     Equipment and leasehold improvements, net                                    14,537            13,028
     Net assets of discontinued operations                                          --              30,972
     Other                                                                        30,246            26,488
                                                                             -----------       -----------
                                                                                  44,783            70,488
                                                                             -----------       -----------
Total assets                                                                 $ 1,970,578       $ 1,462,621
                                                                             ===========       ===========
Liabilities & shareholders' equity
Liabilities
     Securities loaned                                                       $   850,019       $   523,095
     Securities sold, not yet purchased, at market value                         343,622           230,486
     Brokerage customers                                                         284,469           298,119
     Short-term borrowings                                                       229,021           161,007
     Compensation and benefits                                                    33,038            27,648
     Long-term borrowings                                                         20,976            30,526
     Checks payable                                                               19,381             4,971
     Brokers and dealers                                                          16,815            10,839
     Repurchase agreements                                                          --              18,406
     Other                                                                        26,076            22,388
                                                                             -----------       -----------
                                                                               1,823,417         1,327,485
                                                                             -----------       -----------
Shareholders' equity
     Common stock, par value $.01, authorized 25,000 shares,
        issued 11,076 and 10,914 shares                                              111               109
     Paid-in capital                                                              80,132            76,814
     Retained earnings                                                            92,311            77,644
     Unamortized restricted stock compensation                                    (2,367)           (2,081)
     Treasury stock, at cost, 2,194 and 1,989 shares                             (23,026)          (17,350)
                                                                             -----------       -----------
                                                                                 147,161           135,136
                                                                             -----------       -----------
                                                                             $ 1,970,578       $ 1,462,621
                                                                             ===========       ===========

See Notes to Consolidated Financial Statements

                             THE ADVEST GROUP, INC.
                  Condensed Consolidated Statements of Earnings
                                   (unaudited)

                                                          Three months ended              Nine months ended
                                                               June 30,                       June 30,
                                                          ------------------             ------------------
         In thousands, except per share amounts           2000           1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Revenues
         Commissions                              $  37,912      $  37,820       $ 129,086      $ 105,558
         Interest                                    25,950         15,454          65,012         41,116
         Principal transactions                      17,013         12,685          54,809         41,547
         Asset management and administration         12,921         10,159          36,682         28,596
         Investment banking                           3,002          8,887          23,720         26,293
         Other                                        2,327          1,725           7,046          5,862
                                                  ---------      ---------       ---------      ---------
         Total revenues                              99,125         86,730         316,355        248,972
                                                  ---------      ---------       ---------      ---------

Expenses
         Compensation                                52,463         51,956         176,837        149,113
         Interest                                    18,616          9,753          44,235         24,342
         Communications                               9,798          8,150          28,078         23,719
         Occupancy & equipment                        5,866          4,877          16,898         15,195
         Business development                         1,874          2,056           6,725          5,686
         Professional                                 1,793          1,601           4,603          4,010
         Brokerage, clearing & exchange               1,241          1,286           4,299          3,781
         Other                                          133          2,177           7,748          5,874
                                                  ---------      ---------       ---------      ---------
         Total expenses                              91,784         81,856         289,423        231,720
                                                  ---------      ---------       ---------      ---------
Income before taxes                                   7,341          4,874          26,932         17,252

         Provision for income taxes                   2,809          1,950          11,037          6,901
                                                  ---------      ---------       ---------      ---------
Income from continuing operations                     4,532          2,924          15,895         10,351

         Income from discontinued
              operations, net of taxes                 --              295             294            603

         Loss on sale of discontinued
              operations, net of taxes                 --             (705)           --             (705)
                                                  ---------      ---------       ---------      ---------
Net income                                        $   4,532      $   2,514       $  16,189      $  10,249
                                                  =========      =========       =========      =========


Per share data:
   Basic earnings:
          Continuing operations                   $    0.57      $    0.36       $    2.00      $    1.29
          Discontinued operations                      --             0.04            0.04           0.08
          Loss on sale of discontinued
               operations                              --            (0.09)           --            (0.09)
                                                  ---------      ---------       ---------      ---------
          Net income                              $    0.57      $    0.31       $    2.04      $    1.28
                                                  =========      =========       =========      =========

   Diluted earnings:
          Continuing operations                   $    0.50      $    0.32       $    1.74      $    1.12
          Discontinued operations                      --             0.03            0.03           0.07
          Loss on sale of discontinued
               operations                              --            (0.08)           --            (0.08)
                                                  ---------      ---------       ---------      ---------
          Net income                              $    0.50      $    0.27       $    1.77      $    1.11
                                                  =========      =========       =========      =========

   Dividends declared                             $    0.06      $    0.05       $    0.17      $    0.14

See Notes to Consolidated Financial Statements

                             The Advest Group, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                          Nine months ended June 30,
                                                                          --------------------------
In thousands                                                                 2000            1999
OPERATING ACTIVITIES
Net income                                                              $  16,189       $  10,249
Income from discontinued operations                                          (294)           (603)
Loss on sale of discontinued operations                                      --               705
                                                                        ---------       ---------
Income from continuing operations                                          15,895          10,351
   Adjustments to reconcile net income to net cash provided
           by operating activities of continuing operations:
        Depreciation and amortization                                       7,378           8,135
        Other                                                               1,269          (4,557)
   (Increase) decrease in operating assets:
        Securities borrowed                                              (321,729)       (312,430)
        Trading securities                                               (100,921)        (96,188)
        Receivables from brokerage customers                             (104,858)        (55,882)
        Receivables from brokers and dealers                              (15,752)         (8,727)
        Other                                                               8,640         (12,980)
   Increase (decrease) in operating liabilities:
        Short-term borrowings, net                                         96,673          70,437
        Securities loaned                                                 326,924         303,062
        Securities sold, not yet purchased                                113,136          84,645
        Brokerage customers                                               (13,650)          2,514
        Checks payable                                                     14,410          17,061
        Repurchase agreements                                             (18,406)          1,146
        Other                                                              15,958          14,821
                                                                        ---------       ---------
Net cash provided by operating activities of continuing operations         24,967          21,408
                                                                        ---------       ---------

FINANCING ACTIVITIES
     Repayment of short-term borrowings                                    (7,209)           (195)
     Repurchase of treasury stock                                          (6,496)         (4,809)
     Cash dividends paid                                                   (1,522)         (1,245)
     Other                                                                  1,500           1,972
                                                                        ---------       ---------
Net cash used in financing activities of continuing operations            (13,727)         (4,277)
                                                                        ---------       ---------

INVESTING ACTIVITIES
  Proceeds from (payments for):
      Maturities of held to maturity securities                            27,206          18,603
      Sales of available for sale securities                               11,629          13,414
      Purchases of available for sale securities                          (11,699)        (12,913)
      Purchases of held to maturity securities                            (27,118)        (16,599)
  Capital expenditures                                                     (4,913)         (3,558)
  Other                                                                    (8,256)         (1,848)
                                                                        ---------       ---------
Net cash used in investing activities of continuing operations            (13,151)         (2,901)
Net cash used in discontinued operations                                   (1,162)         (2,138)
                                                                        ---------       ---------
(Decrease) increase in cash and cash equivalents                           (3,073)         12,092
Cash and cash equivalents at beginning of period                            7,812          13,882
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $   4,739       $  25,974
                                                                        =========       =========

Interest paid                                                           $  44,263       $  23,471
Income taxes paid                                                       $   8,537       $   8,402
Non-cash activities:
     Restricted stock awards, net of forfeitures                        $     724       $   1,261


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Accounting pronouncements

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 138 addresses a limited number of issues causing implementation difficulties for entities that apply SFAS 133. SFAS 137, "Deferral of the Effective Date of SFAS 133" was issued in June 1999. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 137 defers the effective date for SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, during fiscal 2001, as required. The effect of adoption on the Company's financial condition, results of operations or cash flows is not expected to be material.

3.  CAPITAL AND REGULATORY REQUIREMENTS:

         Advest is subject to the net capital rule adopted and administered by the New York Stock Exchange, Inc. ("NYSE") and the Securities and Exchange Commission. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. At June 30, 2000, Advest's regulatory net capital of $75.5 million was 11% of aggregate debit balances and exceeded required net capital by $61.7 million.

The Advest Group, Inc.

         Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. As a federal chartered savings bank, the Bank is required to limit annual dividends to the most recent four quarters of net income, subject to limitations. On June 20, 2000, the Bank paid a dividend of $14.8 million to AGI under a special authorization received from the Office of Thrift Supervision on May 26, 2000. No other dividends have been paid by the Bank during the current or prior three fiscal years. At June 30, 2000, the Bank's leverage capital, risk-based and Tier 1 capital ratios were 59.36%, 100.15% and 100.15%, respectively, which met regulatory requirements and the Bank is deemed a Well Capitalized financial institution.

4. COMMON STOCK:

         The following table provides the calculation of net income per common share for the three and nine months ended June 30, 2000 and 1999:


                                                    For the three months ended June 30,
                                         -------------------------------------------------------------
In thousands, except per share amounts     2000           1999         2000        1999
------------------------------------------------------------------------------------------------------
                                               (Basic)                       (Diluted)

Income from continuing operations        $ 4,532       $ 2,924       $ 4,532      $ 2,924
Income from discontinued
      operations, net of taxes              --             295          --            295
Loss on sale of discontinued
      operations, net of taxes              --            (705)         --           (705)
                                         -------       -------       -------      -------
Net income                                $4,532       $ 2,514       $ 4,532      $ 2,514
                                         =======       =======       =======      =======

Average number of common shares
      outstanding during the period        8,950         8,889         8,950        8,889
Adjustments:
      Contingently issuable shares        (1,025)         (892)         --           --
      Exercise of stock options             --            --             153          366
                                         -------       -------       -------      -------
Average number of common
      shares outstanding                   7,925         7,997         9,103        9,255
                                         =======       =======       =======      =======

Income from continuing operations        $  0.57       $  0.36       $  0.50      $  0.32
Income from discontinued
      operations, net of taxes              --            0.04          --           0.03
Loss on sale of discontinued
      operations, net of taxes              --           (0.09)         --          (0.08)
                                         -------       -------       -------      -------
Net income                               $  0.57       $  0.31       $  0.50      $  0.27
                                         =======       =======       =======      =======


                                                        For the nine months ended June 30,
                                           --------------------------------------------------------------
In thousands, except per share amounts     2000          1999            2000            1999
----------------------------------------------------------------------------------------------------------
                                                (Basic)                        (Diluted)

Income from continuing operations        $ 15,895       $ 10,351       $ 15,895      $ 10,351
Income from discontinued
      operations, net of taxes                294            603            294           603
Loss on sale of discontinued
      operations, net of taxes               --             (705)          --            (705)
                                         --------       --------       --------      --------
Net income                               $ 16,189       $ 10,249       $ 16,189      $ 10,249
                                         ========       ========       ========      ========

The Advest Group, Inc.


Average number of common shares
      outstanding during the period         8,960          8,875          8,960         8,875
Adjustments:
      Contingently issuable shares         (1,022)          (875)          --            --
      Exercise of stock options              --             --              199           370
                                         --------       --------       --------      --------
Average number of common
      shares outstanding                    7,938          8,000          9,159         9,245
                                          ========       ========       ========      ========

Income from continuing operations        $   2.00       $   1.29       $   1.74      $   1.12
Income from discontinued
      operations, net of taxes               0.04           0.08           0.03          0.07
Loss on sale of discontinued
      operations, net of taxes               --            (0.09)          --           (0.08)
                                         --------       --------       --------      --------
Net income                               $   2.04       $   1.28       $   1.77      $   1.11
                                         ========       ========       ========      ========

5. COMPREHENSIVE INCOME:

         The components of comprehensive income are as follows for the three and nine months ended June 30, 2000 and 1999:

                                                            Three months ended          Nine months ended
                                                                 June 30,                   June 30,
In thousands                                               2000         1999         2000             1999
-------------------------------------------------------------------------------------------------------------------
Net income                                             $  4,532      $  2,514       $ 16,189      $ 10,249

Other comprehensive income:
      Unrealized holding gains/losses arising
           during period                                   --             238           --             194
      Less: reclassification adjustment for
           gains realized in net income                    --            (183)          --            (183)
                                                       --------      --------       --------      --------

      Net unrealized holding gains/losses arising
           during period                                   --              55           --              11
      Deferred income taxes                                --              15           --               5
                                                       --------      --------       --------      --------

      Total other comprehensive income                     --              40           --               6
                                                       --------      --------       --------      --------

Comprehensive income                                   $  4,532      $  2,554       $ 16,189      $ 10,255
                                                       ========      ========       ========      ========


6. SEGMENT REPORTING

         The Company's reportable segments are Private Clients, Capital Markets, Interest and Other. The Private Clients segment includes securities brokerage and investment management services including the sale of equities, mutual funds, fixed income products and insurance to individual investors through Advest's 90 retail offices. The Capital Markets segment includes market-making activities on over-the-counter equities, institutional trading in both equities and fixed income products, trading in corporate bonds, government agency and mortgage-backed securities, corporate underwriting and merger and acquisition, public finance and syndicate participations. Sales credits associated with underwritten offerings are reported in the Private Client segment when sold to

The Advest Group, Inc.

individual investors and in the Capital Markets segment when sold to institutional investors. The Interest segment includes revenue from financing margin debits, stock borrowing activities and trading and investment securities. The Other segment includes all corporate expenses and miscellaneous revenues and expenses, which are not allocated to the reportable segments. The Company has not disclosed asset information by segment as the information is not produced internally. All of the Company's business is within the U.S. The following table summarizes financial information by share for the three and nine months ended June 30, 2000 and 1999.


                                Three months ended              Nine months ended
                                     June 30,                      June 30,
                                ------------------              ---------------------
In thousands                    2000             1999           2000            1999
-------------------------------------------------------------------------------------

Revenues:
      Private Clients      $  61,046       $  57,482       $ 199,813       $ 162,896
      Capital Markets          9,154          12,211          42,994          39,742
      Interest                25,950          15,454          65,012          41,116
      Other                    2,975           1,583           8,536           5,218
                           ---------       ---------       ---------       ---------
                           $  99,125       $  86,730       $ 316,355       $ 248,972
                           =========       =========       =========       =========

Income before taxes:
      Private Clients      $  14,068       $  14,692       $  51,707       $  40,575
      Capital Markets         (3,237)         (1,468)         (1,097)         (3,262)
      Interest                 7,334           5,701          20,777          16,774
      Other                  (10,824)        (14,051)        (44,455)        (36,835)
                           ---------       ---------       ---------       ---------
                           $   7,341       $   4,874       $  26,932       $  17,252
                           =========       =========       =========       =========

7. DISCONTINUED OPERATIONS:

         During fiscal 1999, the Company agreed to sell its deposit and lending operations to a third party financial institution. The transaction closed on November 30, 1999. Summarized financial information for discontinued operations is as follows for the three and nine months ended June 30, 2000 and 1999.



                           Three months ended      Nine months ended
                                June 30,               June 30,
                           ------------------      -----------------

In thousands                2000       1999       2000        1999
--------------------------------------------------------------------

Revenue                     $--      $3,002      $1,970      $9,216
Income before taxes          --         492         506       1,005
Net income                   --         295         294         603


                                          JUNE 30,       September 30,
In thousands                               2000              1999
------------------------------------------------------------------------------------
Total assets                               $--               $152,242
Total liabilities                           --                121,270
Net assets of discontinued operations       --                 30,972

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

OVERVIEW

         The Advest Group, Inc. ("AGI"), together with its subsidiaries (the "Company"), provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management. All aspects of the Company's business are highly competitive and impacted by regulatory and other factors outside of its control, including domestic and global economic and financial conditions, volume and price levels in securities markets, demand for investment banking services, interest rates, inflation and investor sentiment. Technological developments such as the Internet may also materially impact the Company's operating results. In addition to competition from other full-service securities firms, the Company faces competition from other sources including banks, insurance companies, mutual fund companies, discount and online trading firms. Legislation enacted in 1999 to eliminate or lessen the restrictions of the Glass-Steagall Act has further heightened competition among banking, insurance and securities firms. The Company closely monitors its operating environment to enable it to respond promptly to market cycles. In addition, the Company seeks to lessen earnings volatility by controlling expenses, increasing fee-based business and developing new revenue sources. Operating results of any individual period should not be considered representative of future performance.

         Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides brokerage, investment banking, institutional sales and trading and asset management services to retail and institutional investors through 90 sales offices in 16 states and Washington, DC. Boston Advisors, Inc., an investment advisory firm, manages the financial assets of individuals, endowment funds and retirement plans. In addition, in June 2000, Boston Advisors launched three money funds - a money market fund, a U.S. Government fund and a tax-free fund. Over $870 million of funds designated for investment in money funds by brokerage clients of Advest, Inc. was transferred into these funds. Advest Bank and Trust Company (the "Bank"), an FDIC-insured, federal savings bank, provides trust and custody services primarily through Advest's branch network. During fiscal 1999, the Company announced that it was entering into two agreements with a third party financial institution, which included the sale of the Bank's lending and deposit businesses. As required, the Company has restated all prior periods to separately disclose

The Advest Group, Inc.

income from discontinued operations. Refer to the discussion below and under the caption "Advest Bank and Trust."


         For the quarter ending June 30, 2000, income from continuing operations was $4.5 million ($.50 per diluted share) compared with $2.9 million ($.32 per diluted share) a year ago, an increase of 55%. Total revenues increased 14% to $99.1 million. Current quarter results include pre-tax income, net of expenses, from the proceeds of a legal settlement of $1.6 million. During the June 1999 quarter, the Company sold its lending and deposit operations. Fiscal 1999 net income reflects operating income as well as the loss from sale of the disposed operations. Including these components, net income increased 80% year-to-year. At June 30, book value per share was a record $16.57 and annualized return on equity was 15%.

ADVEST, INC.

         The equity markets remained volatile during the June 2000 quarter with the three major indices closing lower than the March quarter. The Dow Jones Industrial Average closed the June quarter at 10448, down 4% from both the preceding and prior year's quarters. The S&P 500 and Nasdaq Composite closed the quarter at 1455 and 3966, respectively, reflecting declines from the preceding quarter of 3% and 13% but year-to-year gains of 6% and 48%, respectively. With investors focus shifting to earnings as a measure of value, old economy stocks fared well while stocks in the technology and telecommunications sectors, particularly those whose earnings forecasts are not promising given their high valuations, remained out of favor. Rising interest rates contributed to a decline in stock and bond underwritings from the March quarter and, for the second quarter in a row, underwritings declined year-to-year. After raising interest rates six times during the past year, the Fed left rates unchanged in a late June meeting acknowledging that the economy is slowing, but it did not rule out future rate hikes to keep inflation in check.

         Pre-tax profits for Advest, Inc., the Company's broker/dealer subsidiary, were $5.7 million for both the fiscal 2000 and 1999 quarters. Total revenues increased 14% to $97.6 million. Revenue from principal transactions increased 34% largely due to fixed income sales and trading activities. Asset management revenues rose 26% primarily due to growth in managed account business. Investment banking revenues declined 66%, with most of the decline related to a $3.6 million decrease in the valuation of warrants and securities received in conjunction with investment banking activities. Excluding the impact of these valuation changes, net of related incentives, Advest, Inc.'s pre-tax profits increased 46% for the quarter and 62% fiscal year-to-date. Investment banking revenues were also impacted by an industry-wide slowdown as well as a downsizing of Advest's investment banking division.

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

The Advest Group,Inc.

RESULTS OF OPERATIONS

                     THREE MONTHS ENDED JUNE 30, 2000 VERSUS
                        THREE MONTHS ENDED JUNE 30, 1999

         Net revenues, total revenues from continuing operations less interest expense, increased $3.5 million (5%) to $80.5 million but solid gains from principal transactions and asset management activities were largely offset by declines in investment banking activities. Net expenses from continuing operations increased $1.1 million (1%) to $73.2 million, as increases in communications, occupancy and compensation costs were substantially offset by a decline in other expenses related to proceeds received from a legal settlement, as previously noted. The effective tax rate was 38% for current year, reflecting a current quarter reduction to an annual rate of 41%. The effective rate for the fiscal 1999 quarter was 40%.

         Agency commissions were substantially unchanged from year-to-year as gains in mutual funds, over-the-counter securities and insurance products were offset by declines in listed securities.

         Revenue from principal transactions increased $4.3 million (34%). Principal bonds commissions increased $1.2 million (15%) led by sales of investment grade corporate bonds and municipal securities. Fixed income trading profits increased across the board led by a $1.3 million (217%) increase in corporate bonds trading profits and a $.8 million (355%) increase in municipal bonds trading profits. Equity commissions increased $.5 million (16%) and related trading profits rose $.3 million (168%), with the latter gain primarily related to measures taken last year to reduce the firm's overnight market exposure by reducing equity inventories.

         Investment banking revenues declined $5.9 million (66%), with most of the decline related to a $3.6 million decrease in the valuation of warrants and securities received in conjunction with investment banking activities. Net of related incentives, these valuation adjustments reduced pre-tax income $2.4 million. As previously noted, investment banking revenues were also impacted by industry conditions and a downsizing of Advest's investment banking division. Following a record first fiscal quarter, Advest's Investment Banking Group has undergone significant changes during the past two quarters. Advest's investment banking efforts are now directed from its offices at One Rockefeller Plaza with the Boston and Chicago investment banking operations closed. Year-to-year, equity underwriting commissions declined $2.5 million (78%), underwriting fees declined $1.0 million (102%) and merger and acquisition revenues declined $.7 million (68%). Mutual fund underwriting commissions were $1.8 million almost exclusively related to Advest's current quarter participation in the $48.2 million sale of a new Seligman technology fund.

         Asset management revenues increased $2.8 million (27%) primarily as a result of increased fee-based managed account business.

         Net interest income increased $1.6 million (29%) primarily due to higher average margin debits at Advest during the current year.

          Communications costs increased $1.6 million (20%) primarily related to higher volume-driven costs of Advest's third party data processor and increased telephone equipment and line costs. Occupancy and equipment costs increased $1.0 million (20%) due to office rental increases, technology-related service agreements and equipment and depreciation. Other expenses decreased $2.0 million (94%) primarily due to proceeds of a legal settlement, as previously discussed.

                     NINE MONTHS ENDED JUNE 30, 2000 VERSUS
                         NINE MONTHS ENDED JUNE 30, 1999

         Net revenues increased $47.5 million (21%) and net expenses increased $37.8 million (18%) with most of the increases derived in the first two fiscal quarters. Year-to-year variances in principal transactions, net interest income and asset management are consistent with the June

The Advest Group, Inc.

quarter analysis. On the expense side, variances for communications and occupancy and equipment are consistent with the June quarter analysis.

         Agency commissions increased $23.5 million (22%) led by over-the-counter commissions which advanced $12.3 million (58%) and mutual funds sales, including distribution fees, which rose $6.0 million (19%). Insurance commissions increased $2.6 million (35%) with strong gains posted for both life insurance and annuity sales. Listed commissions increased $1.5 million (4%) as a 16% revenue decline in the June quarter substantially offsetting gains through the first six months of the fiscal year.

         Investment banking revenues declined $2.6 million (10%). Valuation adjustment on securities received in connection with investment banking activities resulted in a $5.2 million year-to-year revenue decline. Investment baking revenues were also negatively impacted by industry conditions and a department downsizing, as previously discussed, with third quarter declines offsetting gains through the first half of the fiscal year. Through nine months mutual fund underwriting commissions are up $1.6 million (453%) primarily related to third quarter activity and unit trust commissions increased $.6 million (15%).

         Compensation costs increased $27.7 million (19%) primarily due to higher sales-related compensation and related incentives in the first two fiscal quarters. Higher general payroll costs at Advest associated with increased staff levels especially in retail sales management, data processing and fixed income personnel were substantially offset by personnel reductions in investment banking as previously discussed. Business development expenses increased $1.0 million (18%) primarily due to expanded training efforts for financial advisors under the Advest Institute program which was introduced during the latter part of fiscal 1999. Other expenses increased $1.9 million (32%) primarily due to trade-volume related increases in the firm error account and settlement expenses.

LIQUIDITY AND CAPITAL RESOURCES

                         NINE MONTHS ENDED JUNE 30, 2000

         Total assets at June 30, 2000 are up $508.0 million (35%) from September 30. Securities borrowed increased $321.7 million (62%) and was substantially matched by a $326.9 million (63%) increase in stock loaned. Receivables from brokerage customers increased $104.8 million (21%), reflecting the high rate of securities financing occurring throughout the securities business. The increase in margin debits and a $13.7 million decline in brokerage customer credits were financed in part by a $68.0 million (42%) increase in short-term borrowings. Trading inventories increased $100.6 million and short sales increased $113.1 million. Net assets of discontinued operations declined $31.0 million (100%) due to the execution of the purchase and sale agreement with Hudson on November 30. On December 31, 1999, AGI paid off $7.0 million in short-term borrowings which was the first installment in what will be annual payments to satisfy a $35 million note payable.

         Through the nine months of the fiscal year, the Company repurchased 360,027 shares of its common stock at a cost of $6.5 million under a buyback program begun in August 1990. Cash dividends totaling $1.5 million have been declared and/or paid.

         There have been no other material changes to the Company's liquidity or capital resources since September 30, 1999.

The Advest Group, Inc.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes to the Company's market risk analysis during the quarter ending June 30, 2000.

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

         The Estate of Gabriel Levine and his wife and various related entities originally commenced arbitration and court proceedings in 1993, which were stayed pending consideration of statute of limitations defenses. In 1998 the Connecticut Supreme Court ruled that arbitrators and not a court should decide whether those defenses apply. The claimants alleged that the option trading in their accounts was unsuitable, and that there was a failure to disclose risks and to supervise their accounts. In court papers filed in 1993 the claimants asserted claims for principal losses of nearly $30.0 million , plus interest since October 1987. Following an unsuccessful mediation Advest and the plaintiffs agreed to a private arbitration subject to a high/low arrangement which, as modified, constrained the amount the arbitrator might award the claimants to either $2.0 million or $7.75 million. The arbitration was conducted during June 2000 and a decision was rendered on August 4, 2000 awarding the claimants $2.0 million, the amount of which has been fully reserved and, as such, will not further impact the Company's results of operations..
This decision is not appealable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

         Exhibit 10(a) -- Third Amendment to The Advest, Inc. Account
                           Executive Nonqualified Defined Benefit Plan effective as of January 1, 1999

         Exhibit 10(b) -- Fourth Amendment to The Advest, Inc. Account
                           Executive Nonqualified Defined Benefit Plan effective as of May 1, 2000

         Exhibit  27 -- Financial Data Schedule (Selected financial data -
                           for EDGAR electronic filing only to SEC)

         The interim financial information contained herein has been subjected to a review by PricewaterhouseCoopers LLP, the registrant's Independent Accountants, whose report is included on page 15 of this filing.


    (b) REPORTS ON FORM 8-K

         Form 8-K filed March 2, 2000 concerning appointment of Peter R. Kellogg to Board of directors and increase in quarterly cash dividend.

The Advest Group, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of The Advest Group, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of The Advest Group, Inc. and its subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of earnings for each of the three-month and nine-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




Hartford, Connecticut
July 19, 2000

The Advest Group, Inc.
                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the thereunto duly authorized.



                                               The Advest Group, Inc.
                                               Registrant




Date August 10, 2000                          /s/ Grant Kurtz
-----------------------                    --------------------------------
                                                   Grant Kurtz,
                                                   President and
                                                   Chief Executive Officer



Date August 10, 2000                         /s/ Martin M. Lilienthal
-----------------------                    --------------------------------
                                                 Martin M. Lilienthal,
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer

The Advest Group, Inc.
                                  EXHIBIT INDEX


Exhibit          Description

10(a) Third Amendment to The Advest, Inc. Account Executive Nonqualified Defined Benefit Plan effective as of January 1, 1999

10(b) Fourth Amendment to The Advest, Inc. Account Executive Nonqualified Defined Benefit Plan effective as of May 1, 2000

27 Financial Data Schedule (Selected financial data - for EDGAR electronic transmission only for SEC.)