Form 10-K
period 2000-09-30
ADVEST GROUP INC
filed 2001-01-16
CIK 319489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the fiscal year ended SEPTEMBER 30, 2000

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by an (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes   X       No
                                                         -----        -----

Indicate by an (X) if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $253,423,193 as of December 29, 2000.

On December 29, 2000 the Registrant had outstanding 8,927,921 shares of common stock of $.01 par value, which is the Registrant's only class of common stock.

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

      In addition to Advest, operating subsidiaries include Advest Bank and Trust Company (the "Bank"), a federal savings bank; Boston Advisors ("Advisors"), an investment advisor, and Billings & Company, Inc. ("Billings"), a real estate services company.

      In August 2000, the Board of Directors of the Company approved the acquisition of all of the ownership interests in the Company by The MONY Group Inc., ("MONY"), a holding company which, through its subsidiaries, is primarily engaged in the business of providing a wide range of life insurance and other financial products and services to higher income individuals. For more information see Item 8 of this filing - Note 2 of Notes to Consolidated Financial Statements. On November 20, 2000, this transaction (the "Merger") was approved by the vote of Advest shareholders at a Special Meeting of Shareholders held for that purpose. The parties anticipate that the Merger will be consummated early in calendar 2001. Additional information concerning the proposed Merger is set forth in the Proxy Statement of the Company dated October 19, 2000 (the "Proxy Statement"). The information set forth in the Proxy Statement is hereby incorporated by reference, except for the following:
Selected Consolidated Financial Data of MONY (appearing on pages 9 to 11); Risks with Respect to MONY (appearing on pages 16 to 24); and MONY's Reason for the Merger (appearing on page 31).

      Other material acquisitions and dispositions by the Company during the past five years follow.

      In October 1996, the Company formed The Hannah Consulting Group ("HCG"), an investment management subsidiary, located in Boston, MA, that provided investment management services primarily to pension plans. Effective October 1, 1997, HCG was merged into Advest's Investment Management Services Department.

      In October 1997, Advest acquired Ironwood Capital Ltd. ("Ironwood"), a private investment bank that originates and distributes private placements of taxable fixed income securities. Ironwood and its twelve employees became the Corporate Fixed Income Group of Advest's Investment Banking Division. The Company issued 137,060 shares of its common stock in conjunction with the acquisition which was accounted for as a pooling of interests. Due to the immaterial effect on the Company's consolidated financial condition, results of operations and cash flows, operating results of Ironwood were included prospectively in the Company's consolidated financial statements. Under a separation agreement entered with the Company during the fourth quarter of fiscal 1999, the employees of the Corporate Fixed Income Group once again became an independent corporation, effective September 30, 1999. Expenses related to the separation agreement were not material to results of operations.

      In May 1999, the Company announced that it would enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company. Advest and Hudson entered into a strategic alliance whereby Hudson became the exclusive provider of banking products and services to Advest and its clients. The strategic alliance agreement became effective September 1, 1999 and, concurrently, the Bank ceased its mortgage origination operations. Under the terms of a separate purchase and sale agreement, Hudson acquired the loan and other financial assets and assumed the deposit liabilities of the Bank. The purchase and sale agreement was approved by the Office of Thrift Supervision ("OTS") and closed November 30,1999. The Bank retained its federal bank charter and provides trust and custody services through referrals from Advest's retail sales force. Under the strategic alliance agreement, upon consumation of the Merger described above, Hudson will have the right to terminate that agreement upon 90 days notice. Upon such termination, Hudson will receive a reimbursement from Advest of a portion of certain fees and expenses previously paid by Hudson to Advest. On September 29, 2000, Hudson advised Advest that they wish to exercise their rights under the Agreement to terminate their relationship with Advest.

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

      Advest has been classified by the Securities and Exchange Commission ("SEC") and the Securities Industry Association as a "large regional" brokerage firm. "Regional" is a term commonly used in the securities industry to indicate that a firm's headquarters are located outside New York City. Advest has retail clients in all fifty states with the largest concentration in the Northeast and Midwest regions and also services institutional accounts throughout the country. At September 30, 2000, Advest had 95 sales locations, including institutional and satellite offices, and 500 financial advisors in 15 states and the District of Columbia.

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

      In fiscal 1997, the OTS approved requests by AGI and the Bank for the Bank to be deemed a "savings association", by virtue of its meeting the test for a qualified thrift lender, and for AGI, as the sole shareholder of a "savings association", to be treated as a unitary thrift holding company. In order to retain its status as a "savings association" the Bank must continue to satisfy the "qualified thrift lender" test. This test generally requires that an institution maintain a minimum of 65% of its assets in residential real estate and related investments. At September 30, 2000, 67.9% of the Bank's portfolio consisted of such assets.

      As previously discussed, the Company entered into two agreements with Hudson. In concurrence with the terms of the agreements, the Bank ceased its loan origination and deposit operations. The Bank's principal activities consist of soliciting and servicing fiduciary and retirement plan trust business, primarily to clients of Advest.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is disclosed in item 8 of this filing in
Note 17 of Notes to Consolidated Financial Statements.

NARRATIVE DESCRIPTION OF BUSINESS

The principal sources of revenue for the last five years are disclosed in item 6 of this filing under the caption "Five Year Financial Summary." A discussion of the components of services provided and related compensation follows.

AGENCY COMMISSIONS

During the three years in the period ended September 30, 2000, agency commissions represented 40%, 42% and 42%, respectively, of the Company's total revenues. Agency commissions are substantially derived from sales of listed and over-the-counter securities, mutual funds and insurance products primarily to retail clients.

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

PRINCIPAL TRANSACTIONS

Revenue from principal transactions includes realized and unrealized gains and losses on Advest's trading accounts and related sales credits. Advest's institutional corporate bond trading desk specializes in investment grade corporate bonds, while the market-making activities of its retail fixed income and NASDAQ trading desks primarily involve making product available to clients and supporting Advest's research and equity capital markets activities. Advest has an institutional agency and mortgage-backed securities trading groups in New York City and Boca Raton, Florida, and a Community Reinvestment Act ("CRA") unit in New York City, which markets securitized loans to banks and other financial institutions. Advest does not actively participate in the high yield securities market.

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

      Advest's NASDAQ desk actively engages in trading as principal in various phases of the over-the-counter securities business and acts as principal to facilitate the execution of customers' orders. Advest buys, sells and maintains an inventory of a security in order to "make a market" in that security and to support the activities of Advest's Equity Capital Markets Group. In recent years, certain rule changes implemented by the SEC have reduced the profit spreads of market makers. Primarily in response to the

SEC changes, there is an ongoing transition in the mix of over-the-counter business from principal to agency transactions. During fiscal 1999, a comprehensive review was completed of Advest's NASDAQ trading activities and the decision was made to reduce overnight inventory and more aggressively manage the number of stocks it made a market in. As of September 30, 2000, Advest made dealer markets in the common stock or other equity securities of approximately 247 corporations.

INVESTMENT BANKING

Advest manages and participates in underwritings of corporate and municipal securities and closed-end funds. Advest's Investment Banking Division also provides merger and acquisition, consulting and valuation services. Advest's Investment Banking Division concentrates its efforts on raising capital for mid-size companies, primarily in the banking, insurance, technology, consumer and commercial markets and health care industries. Public Finance services health care and educational institutions as well as state and local issuers primarily in New England and New York. The Syndicate Department is responsible for Advest's participation in underwritings managed by Advest and other firms and acts as co-manager of other offerings, principally closed-end funds. Generally, the Company does not engage in bridge financing activities. During fiscal 2000, the Investment Banking Division underwent a significant downsizing with the departure of more than half of the investment banking professionals. The Company's investment banking operations were consolidated into the New York City office with a focus on three areas - financial institutions, technology and consumer/general industries

      Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, under the Securities Act of 1933, other laws and court decisions with respect to underwriters' liability and limitation on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Furthermore, underwriting commitments constitute a charge against net capital and Advest's underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital Rule 15c3-1 of the SEC.

ASSET MANAGEMENT AND ADMINISTRATION

Advest's Investment Management Services Department ("IMS"), provides various services for its fee-base accounts including client profiling, asset allocation, manager selection and performance measurement. The Bank's Trust Services Department provides personal trust and custody services primarily through Advest's retail sales force and Advisors provides investment advisory services to private retail and institutional clients. In June 2000, Advisors launched three money funds - a money market fund, a U.S. Government fund and a tax-free fund. Over $1 billion of funds designated for investment in money funds by Advest's brokerage clients was transferred into these funds. The Company believes it can generate a more competitive yield by managing the money funds in-house. Advest also receives service fees related to brokerage clients' investments in money market funds of a third party money manager. Asset management and administration revenues also include fees for money market services, retirement plan administration, Centennial Accounts and securities custody and safekeeping.

      The Advest Centennial Account enables brokerage clients to participate in an integrated financial services program. Centennial Account clients have access to their assets through unlimited checkwriting and a Mastercard debit card issued by a major third party bank as well as on-request loans collateralized by margined securities. Automated Clearing House ("ACH") deposits and withdrawals are available to Centennial Accounts who can select among various automatic daily investment options for idle cash balances, including an FDIC-insured money market account and various money market mutual funds.

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

      Advest uses the services of a third party data processor for all back office brokerage operations technology including securities and money transactions, trade confirmations and statements. A new financial and management reporting system was installed in fiscal 1999.

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

EMPLOYEES

The Company employs approximately 1,798 persons primarily at Advest, its broker-dealer subsidiary.

Advest has some 1,762 employees including 485 non-trainee retail sales professionals. The Company considers its compensation and employee benefits, which include medical, life and disability insurance, a 401(k) defined contribution plan and restricted stock and option programs, to be competitive with those offered by other securities firms. None of the Company's employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be satisfactory. However, there is considerable competition for experienced financial services professionals, particularly financial advisors, and periodically the Company may experience the loss of valued professionals.

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

      Advisors is also subject to extensive Federal and state regulations by the SEC and state securities commissions.

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

      Refer to item 7 of this filing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in item 8 of this filing in Notes 3 and 11 of the Notes to Consolidated Financial Statements for further information regarding capital and regulatory considerations of the Bank.

      Federal banking regulations define five categories of capital adequacy for all insured depository institutions, including categories that would prompt supervisory actions. These categories range from the highest capitalization designation which is "well capitalized" (with total risk based capital of greater than 10% of risk adjusted assets, Tier 1 capital of greater than 6% of risk adjusted assets and leverage capital of greater than 5% of assets) to the lowest level which is "critically undercapitalized" (tangible capital of less than 2% of total assets.) In addition, an institution may not be categorized as "well capitalized" if it is subject to a regulatory order. Holding Company guarantees apply if an insured institution is classified in one of three "undercapitalized" designations. The Bank meets the criteria to be classified a "well capitalized" bank as of September 30, 2000.

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

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information required by this item is disclosed in item 8 of this filing in
Note 8 of the Notes to Consolidated Financial Statements and under the caption "Quarterly Financial Information".

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

      The Advest Group, Inc. is listed on the New York Stock Exchange under the symbol ADV.



REGISTRAR AND TRANSFER AGENT
American Stock Transfer & Trust Company
40 Wall Street, 46th floor
New York, NY 10005
(212) 936-5100 or (800) 937-5449

INDEPENDENT ACCOUNTANTS
PricewaterhouseCoopers LLP
100 Pearl Street
Hartford, CT 06103

Item 6. Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

                                                                                             For the years ended September 30,
------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts and percentages          2000            1999            1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------
Total revenues                                            $  418,752     $   335,238      $  309,801     $275,204     $241,220
Interest expense                                              63,528          34,965          31,341       23,799       19,513
                                                          ----------     -----------      ----------     --------     --------
Net revenues                                                 355,224         300,273         278,460      251,405      221,707
Total non-interest expenses                                  320,097         277,961         250,632      227,323      203,250
                                                          ----------     -----------      ----------     --------     --------
Income before taxes                                           35,127          22,312          27,828       24,082       18,457
Provision for income taxes                                    14,397           8,925          10,853        9,873        8,121
                                                          ----------     -----------      ----------     --------     --------
Income from continuing operations                             20,730          13,387          16,975       14,209       10,336
  Income (loss) from discontinued operations                     294             877             977          723          924
  Loss on sale of discontinued operations                       --              (713)           --           --           --
                                                          ----------     -----------      ----------     --------     --------
Net income                                                $   21,024     $    13,551      $   17,952     $ 14,932     $ 11,260
                                                          ==========     ===========      ==========     ========     ========
------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
  Basic earnings:
      Income from continuing operations                   $     2.61     $      1.67      $     2.08     $   1.77     $   1.26
      Income (loss) from discontinued operations                0.04            0.11            0.12         0.09         0.11
      Loss on sale of discontinued operations                   --             (0.09)           --           --           --
                                                          ----------     -----------      ----------     --------     --------
      Net income                                          $     2.65     $      1.69      $     2.20     $   1.86     $   1.37
                                                          ==========     ===========      ==========     ========     ========

  Diluted earnings:
      Income from continuing operations                   $     2.27     $      1.46      $     1.82     $   1.54     $   1.09
      Income (loss) from discontinued operations                0.03            0.10            0.10         0.08         0.09
      Loss on sale of discontinued operations                   --             (0.08)           --           --           --
                                                          ----------     -----------      ----------     --------     --------
      Net income                                          $     2.30     $      1.48      $     1.92     $   1.62     $   1.18
                                                          ==========     ===========      ==========     ========     ========

   Book value                                             $    17.07     $     15.14      $    13.82     $  12.24     $  10.66
   Dividends                                              $     0.23     $      0.19      $     0.16     $   0.09         --

OTHER DATA
   Total assets                                           $2,088,889     $ 1,462,621      $1,061,116     $908,040     $779,109
   Shareholders' equity                                   $  150,800     $   135,136      $  123,667     $105,653     $ 89,590
   Subordinated borrowings                                      --              --              --           --       $ 20,552
   Long-term borrowings                                   $   21,000     $    30,526      $   41,308     $ 41,321     $ 19,744
   Return on average equity                                     14.6%           10.5%           15.6%        15.4%        13.2%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to presenting historical information in this Annual Report and elsewhere, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance and similar matters. The Company cautions readers that any forward-looking information presented is not a guarantee of future performance. Numerous factors, many beyond the Company's control, could cause actual results to differ materially from the expectations expressed. The Company conducts its businesses in financial markets that are influenced by economic conditions, monetary policies, interest and inflation rates, market liquidity, national and international political events, regulatory developments, changing tax law, the competitive environment, investor sentiment and other risks and uncertainties. These factors can significantly affect the transaction volume, price levels and volatility of financial markets, as well as the competitiveness of the Company's products and services within its industry. As a result, the Company's revenues and net earnings may vary significantly from period to period and may diverge significantly from expectations. Any forward-looking statements speak only as of the date on which they are made, and the Company does not undertake any obligation to update or revise any forward-looking statements.

BUSINESS ENVIRONMENT AND OVERVIEW

The Advest Group, Inc. ("AGI"), together with its subsidiaries (the "Company"), provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management. Advest, Inc. ("Advest"), a regional broker/dealer and the Company's principal subsidiary, provides securities brokerage, investment banking, institutional sales and trading and asset management services to retail and institutional investors through 95 sales offices in 15 states and Washington, DC. Boston Advisors, Inc., an investment advisory firm, manages the financial assets of individuals, endowment funds and retirement plans. Advest Bank and Trust Company (the "Bank"), an FDIC-insured, federal savings bank, provides trust and custody services primarily through Advest's branch network. During fiscal 1999, the Company announced that it was entering into two agreements with a third party financial institution, which include the sale of the Bank's lending and deposit businesses. The sale transaction was completed in November 1999. As required, the Company has restated all prior periods to separately disclose income from discontinued operations.

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

        For the year ended September 30, 2000, the Company reported record net income of $21.0 million and diluted earnings per share of $2.30 compared with $13.6 million ($1.48 per share) in 1999 and $18.0 million ($1.92 per share) in 1998. Fiscal 2000 revenues were $418.8 million, a record level for a fifth consecutive year. At September 30, 2000, book value per share was a record $17.07.

        On August 23, 2000, the Board of Directors of the Company approved the acquisition of all the ownership interests in the Company by The MONY Group Inc. ("MONY"), a holding company which, through its subsidiaries, is primarily engaged in the business of providing a wide range of life insurance and other financial products and services to higher income individuals. The acquisition was approved by a majority of the shareholders of the Company at a special meeting of shareholders held on November 20, 2000. Pursuant to the terms of the merger agreement, shareholders of the Company will receive consideration in the form of cash, MONY common stock or a combination thereof.

Advest, Inc.

For the twelve months ended September 30, 2000, the Dow Jones Industrial Average closed at 10651, a 3% one year gain, but well off the double-digit gains of the preceding three years. The S&P 500 and NASDAQ Composite closed up 12% and 34%, respectively, year-to-year, however, both indices posted declines in each of the last two quarters. Rising interest rates contributed to declines in stock and bond underwritings year-to-year. After raising interest rates six times in just over one year, the Fed left rates unchanged beginning with its June meeting acknowledging that the economic growth was slowing.

        For fiscal 2000, Advest's pre-tax earnings were $34.8 million, up 38% from fiscal 1999. Total revenues were $413.7 million, a 25% increase and a record for the sixth year in a row. Double-digit gains and record revenue levels were attained in nearly every area. Agency commissions increased 19% to $168.8 million, primarily due to over-the-counter, mutual funds and insurance sales. Revenues from principal transactions increased 31% to $73.8 million due to increased sales and trading profits for both fixed income and equity securities. Asset management revenues for Advest, Inc. rose 27% to $47.0 million, with a 40% increase in fee-based business. Investment banking revenues declined $7.6 million or 23% with over two thirds of the decline due to market adjustments of securities we receive in conjunction with investment banking activities. The balance of the decline is primarily attributable to a downsizing of Advest's investment banking division during the year.

        For fiscal 1999, Advest's pre-tax income declined 10% from the prior year to $25.2 million. The broker/dealer attained record revenues of $331.7 million, up 9% from the prior year's record high. Net interest income declined $1.0 million (4%) primarily as a result of lower spreads on margin debits and higher carrying costs of inventory. Total expenses increased 11% to $306.4 million primarily as a result of higher salesmen's compensation and firm payroll related to technology and capital markets departments. Communications costs increased $4.5 million (17%) primarily due to technology upgrades and volume-driven processing costs.

Advest Bank and Trust Company

During fiscal 1999, the Company announced that it would enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company. Under the terms of a purchase and sale agreement that closed November 30, 1999, Hudson acquired the loan and other financial assets and assumed the deposit liabilities of the Bank. Under a strategic alliance agreement, effective September 1, 1999, Hudson is the exclusive provider of certain FDIC-insured banking products and services to Advest and its clients. Concurrent with the agreements, the Bank ended its mortgage origination and deposit services. The Bank has retained its bank charter and provides trust and custody services through referrals from Advest's retail sales force. As a federal savings bank, the Bank is regulated by the OTS, and is able to offer trust and custody services in all 50 states.

        Income from discontinued operations reflects the after tax operating results of the Bank's lending and deposit operations. Operating revenues and expenses for the Bank's trust and custody operations are reflected in the Company's consolidated financial statements and are not material to consolidated results of operations, financial condition or cash flows for the three years in the period ended September 30, 2000. The Bank is deemed a "well capitalized" bank.

RESULTS OF OPERATIONS

Net income for the years ended September 30, 2000, 1999 and 1998 was $21.0 million, $13.6 million and $18.0 million, respectively. The following table summarizes results of operations and percentage changes for the three years in the period ended September 30, 2000.

------------------------------------------------------------------------------------
In millions, except percentages         2000      %        1999       %        1998
------------------------------------------------------------------------------------
Revenues                             $ 418.8     25     $ 335.2       8     $ 309.8
Interest expense                        63.6     82        34.9      11        31.4
                                     -------    ---     -------     ---     -------
Net revenues                           355.2     18       300.3       8       278.4
Non-interest expenses                  320.1     15       278.0      11       250.6
                                     -------    ---     -------     ---     -------
Pre-tax income                          35.1     57        22.3     (20)       27.8
                                     =======    ===     =======     ===     =======
Income from continuing operations       20.7     55        13.4     (21)       17.0
Income from discontinued
   operations, net of taxes               .3    (67)         .9     (10)        1.0
Loss on sale of discontinued
   operations, net of taxes             --      --          (.7)    --         --
                                     -------    ---     -------     ---     -------
Net income                           $  21.0     55     $  13.6     (24)    $  18.0
                                     =======    ===     =======     ===     =======
-----------------------------------------------------------------------------------


AGENCY COMMISSIONS

The number of investment executives has remained fairly constant over the past several years, however, the recruitment and retention of experienced professionals has contributed to substantial increases in average annual production per broker. Record broker productivity was achieved in each of the last five fiscal years and, together with record stock market volume and prices, contributed to the record revenue levels achieved during the same period. Over-the-counter commissions reflect the impact of certain rule changes implemented by the SEC which have reduced the profit spreads of market makers over the past several years. Primarily in response to the SEC changes, there has been an ongoing transition in the mix of over-the-counter business from principal to agency transactions as is evidenced by the sharp decline in principal business and a corresponding increase in agency business.

-----------------------------------------------------------------------------
In millions, except percentages       2000     %       1999     %       1998
-----------------------------------------------------------------------------
Listed                             $  55.6     2    $  54.5     8    $  50.5
Mutual funds                          50.9    21       42.1     2       41.2
Over-the-counter                      40.0    45       27.6    14       24.2
Insurance                             15.1    35       11.2    33        8.4
Options                                4.7     8        4.4     5        4.2
Other                                  2.5    42        1.8    38        1.3
                                   -------    --    -------    --    -------
                                   $ 168.8    19    $ 141.6     9    $ 129.8
                                   =======    ==    =======    ==    =======
-----------------------------------------------------------------------------

        Current year agency commissions increased 19% led by over-the-counter commissions which advanced 45%. Mutual funds revenues, including distribution fees, increased 21%, surpassing $50 million for the first time. Included in this increase is a 23% rise in C-share trail business which reflects a positive trend to more fee-based business. Insurance commissions surpassed $15.0 million for the first time with strong gains posted for both life insurance (up 55%) and annuity sales (up 33%). Listed commissions increased 2% as declines in the June and September quarters substantially offset gains through the first six months of the fiscal year.

     Fiscal 2000 agency commissions achieved a record high with individual record levels attained across the board. Commissions on listed and over-the-counter securities increased primarily due to high share volume and prices. Insurance commissions increased 35% with sales of life insurance products increasing over 100%, primarily related to the cross-selling efforts of the insurance and trust departments and expanded education programs for investment executives.

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

        Advest enters into derivative transactions to manage the interest rate risk associated with its municipal bond inventories. Derivatives are marked to market daily with unrealized gains and losses reflected in revenue from principal transactions. (Further discussion of derivatives is included under the caption "Derivative Financial Instruments" and in Notes 1 and 14 to the Consolidated Financial Statements.) Advest holds only nominal inventory positions of high yield securities.

------------------------------------------------------------------------------------------------
In millions, except percentages           2000       %              1999       %            1998
------------------------------------------------------------------------------------------------
Fixed income commissions                 $37.8      14             $33.1      55           $21.4
Equity commissions                        19.7      37              14.4     (17)           17.4
Other                                     16.3      85               8.8      47             6.0
                                         -----     ---             -----     ---           -----
                                         $73.8      31             $56.3      26           $44.8
                                         =====     ===             =====     ===           =====
------------------------------------------------------------------------------------------------

        Revenue from principal transactions increased 31% due to increased sales and trading profits for both fixed income and equity securities. Principal bonds commissions increased $4.7 million (14%) led by sales of investment grade corporate bonds and municipal securities. Fixed income trading profits increased across the board primarily due to increased institutional and dealer-to-dealer transactions. The increase was led by a $2.4 million (146%) increase in municipal bonds trading profits, a $2.0 million (30%) increase in corporate bonds trading profits and a $.7 million (93%) increase in government bond trading profits. Principal equity commissions increased $5.3 million (37%) and related trading profits rose $1.8 million (396%), with the latter gain primarily related to measures taken last year to reduce the firm's overnight market exposure by reducing equity inventories.

        Fiscal 1999 revenues from principal transactions attained a record high level for the third year in a row. Commissions on fixed income securities increased 55%, led by investment grade corporate bonds, up $3.8 million (88%), government agency obligations, up $2.5 million (170%), and collateralized mortgage obligations ("CMOs"), up $2.0 million (108%). The increases in government agency and CMOs sales were due primarily to two new fixed income sales units established in fiscal 1998. Trading profits for corporate bonds increased $3.0 million (85%). Advest's municipal inventories trading profits declined 30% to $1.6 million while related sales credits increased $2.5 million (34%). On the equity side, current year trading losses were 18% lower than fiscal 1998. Equity sales credits declined 17% primarily related to a transition from principal to agency business.

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

------------------------------------------------------------------------------------------------
In millions, except percentages           2000       %              1999       %            1998
------------------------------------------------------------------------------------------------
Valuation of warrants                    $ (.8)   (120)            $ 4.0     300           $ 1.0
Underwriting commissions                  14.3      (8)             15.6     (12)           17.7
Consulting and valuation fees              1.6      (6)              1.7      21             1.4
Merger and acquisition fees                3.7     (12)              4.2     (34)            6.4
Private placement fees                      .8     (58)              1.9     (42)            3.3
Management fees                            2.7     (21)              3.4      (8)            3.7
Other                                      3.1      41               2.2     (46)            4.1
                                         -----     ---             -----     ----          -----
                                         $25.4     (23)            $33.0     (12)          $37.6
                                         =====     ====            =====     ====          =====
------------------------------------------------------------------------------------------------

        Investment banking revenues declined $7.6 million (23%), with most of the decline related to a $4.8 million decrease in the valuation of warrants and securities received in conjunction with investment banking activities. Investment banking revenues were also impacted by industry conditions and a significant downsizing of Advest's investment banking division. Following a record first half where the division completed eight public offerings and eight merger and acquisition transactions valued at over $800 million, Advest's Investment Banking Group underwent significant changes during the second half of the year. Advest's investment banking efforts are now directed from its offices at One Rockefeller Plaza with the Boston and Chicago investment banking operations closed. Year-to-year, equity underwriting commissions declined $2.9 million (31%), underwriting fees declined $.7 million (26%) and merger and acquisition revenues declined $.5 million (12%). Mutual fund underwriting commissions were $2.0 million with substantially all revenue related to Advest's June 2000 participation in the sale of a technology fund.

        During fiscal 1999, investment banking revenues declined 12% from the record level attained in fiscal 1998, with declines posted in all business activities. The Investment Banking Division completed 25 transactions during the year valued at $738 million, including 8 merger and acquisition transactions with a combined value of $244 million and 17 public and private placement transactions valued at over $494 million. The declines in merger and acquisition income, equity underwriting commissions and related underwriting fees reflect a dearth of activity in most industry sectors in Advest's target client size. Private placement fees in the Corporate Fixed Income Group declined 42%; as previously discussed, the professionals in this group left Advest at the close of fiscal 1999. These declines were partly offset by a $3.0 million increase in the valuation account for warrants, primarily related to a $3.7 million realized gain in the first quarter on an equity investment acquired in connection with Advest's investment banking activities.

ASSET MANAGEMENT AND ADMINISTRATION

Advest's Investment Management Services Department ("IMS"), provides various services for its fee-base accounts including client profiling, asset allocation, manager selection and performance measurement. The Bank provides personal trust and custody services primarily through Advest's retail sales force and Boston Advisors provides investment advisory services to private retail and institutional clients. In June 2000, Boston Advisors launched three money funds
- a money market fund, a U.S. Government fund and a tax-free fund. Over $1.0 billion of funds designated for investment in money funds by brokerage clients of Advest, Inc. have been transferred into these funds. Advest also receives service fees related to brokerage clients' investments in money market funds of a third party money manager. Other services include retirement plan administration, securities custody and safekeeping.

---------------------------------------------------------------------------------------
In millions, except percentages           2000       %       1999         %        1998
---------------------------------------------------------------------------------------
Investment management services           $34.5      39      $24.8        18       $21.0
Money market accounts                      9.0       3        8.7        30         6.7
Advisory and other                         7.0      23        5.7       (2)         5.8
                                         -----     ---      -----       ---       -----
                                         $50.5      29      $39.2        17       $33.5
                                         =====     ===      =====       ===       =====
---------------------------------------------------------------------------------------

        Current year revenues achieved a record high level primarily as a result of increased fee-based accounts at Advest. Revenues for IMS increased 39%, a record high, and total assets serviced increased 26% to almost $6 billion. During the year, 4,300 new accounts were opened representing a 50% increase over last year. The Bank completed the sale of its lending and deposit operations during fiscal 2000 and now focuses exclusively on trust and custody services. For fiscal 2000, trust assets increased 15% to almost $900 million and revenues increased 27% to $1.7 million.

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

        During fiscal 2000, other income increased $1.4 million (19%) primarily due to higher fee and postage income at Advest.

        During fiscal 1999, other income increased $1.0 million (14%) primarily due to higher fee income and proceeds from a legal settlement at Advest.

NET INTEREST INCOME

Net interest income is the excess of interest income over interest expense and is earned primarily by Advest. Advest derives interest income primarily from financing brokerage customers margin transactions, its stock borrowing activities and securities inventory. Advest pays interest primarily on brokerage customer credits held for reinvestment, its stock lending activities and short and long-term borrowings. As a result of the sale of the Bank's loan and deposit businesses, all interest income and interest expense related to the discontinued operations are netted with all other revenue and expense items and reported separately, net of taxes, on the consolidated statement of earnings. See also Notes 3 and 12.

-------------------------------------------------------------------------------------------------
In millions, except percentages           2000       %              1999       %            1998
-------------------------------------------------------------------------------------------------
Interest income:
   Brokerage customers                   $47.2      48             $31.9      (5)          $33.5
   Stock borrowed                         37.8     108              18.2      16            15.7
   Investments                             1.1      (8)              1.2      33              .9
   Security inventory                      3.8     (17)              4.6      53             3.0
   Other                                   1.3     (13)              1.5     (65)            4.3
                                         -----      --             -----     ---           -----
                                          91.2      59              57.4      --            57.4
                                         -----      --             -----     ---           -----
Interest expense
   Stock loaned                           39.6     169              14.7       4            14.1
   Brokerage customers                    10.3      37               7.5     (19)            9.3
   Borrowings                             13.3       7              12.4      65             7.5
   Other                                    .4      33                .3      40              .5
                                         -----      --             -----     ---           -----
                                          63.6      82              34.9      11            31.4
                                         -----      --             -----     ---           -----
Net interest income                      $27.6      23             $22.5     (13)          $26.0
                                         =====      ==             =====     ===           =====
-------------------------------------------------------------------------------------------------

        Fiscal 2000 net interest income increased $5.1 million (23%). Advest's net interest income increased $4.7 million (21%) primarily due to higher average margin debits at Advest and lower financing costs due to increased use of stock loan financing versus bank loans. The balance of the increase in net interest income primarily relates to net investment income at the Bank.

        Fiscal 1999 net interest income declined $3.5 million (13%) primarily due to approximately $3.0 million in interest revenue recognized in fiscal 1998 related to the early payoff of a nonperforming mortgage on AGI's books. Advest's net interest income declined $1.0 million (4%) primarily as a result of lower average margin interest rates and reduced spreads due to higher costs of financing the debits. Average margin debits increased 4% to $439.2 million, however, total interest revenue from margin debits declined $1.6 million (5%). Average free credit balances increased only 2% to 273.8 million requiring increased short-term borrowings and stock loan to meet financing requirements of margin debits and trading inventories. Interest revenue from stock borrowing activities increased $2.5 million (15%) primarily due to increased short trading positions.

NON-INTEREST EXPENSES

-------------------------------------------------------------------------------------------
In millions, except percentages           2000       %              1999       %       1998
-------------------------------------------------------------------------------------------
Compensation and benefits               $230.1      16            $198.4      10     $180.9
Communications                            36.7      14              32.1      17       27.5
Occupancy and equipment                   22.8      10              20.8      11       18.7
Professional                               7.0      25               5.6      19        4.7
Business development                       8.9      16               7.7       7        7.2
Brokerage, clearing and exchange           5.6      10               5.1      13        4.5
Other                                      9.0       8               8.3      17        7.1
                                        ------      --            ------      --     ------
                                        $320.1      15            $278.0      11     $250.6
                                        ======      ==            ======      ==     ======
-------------------------------------------------------------------------------------------

        Current year compensation and benefits costs increased 16% primarily due to volume-driven increases in salesmen's compensation and retail and other incentive compensation. General payroll increased 5%, as firm-wide increases in headcount offset an approximate 50% decline in investment banking personnel. Communications costs increased primarily due to higher volume-driven costs of Advest's third party data processor and higher telephone equipment and line charges. Occupancy and equipment costs increased due to higher rent expense, personal computers lease expense and service agreements. Professional fees increased primarily due to higher legal and consulting expenses at Advest. Business development costs increased primarily due to more financial advisors qualifying for company-sponsored education and development programs and an increase in the number of educational programs offered.

        During fiscal 1999, volume-driven salesmen's compensation and other retail compensation expenses accounted for 75% of the increase in compensation and benefits costs. Higher costs in the equity capital markets, technology and the fixed income departments comprised most of the balance. Communications costs increased $4.6 million primarily related to technology upgrades to provide enhanced desktop services and keep pace with the significant increases in securities trading volume, and higher volume-driven costs of Advest's third party data processor. Occupancy and equipment costs increased $2.1 million primarily due to a $1.0 million (12%) increase in rent expense of Advest's retail offices and increased expenses related to technology upgrades. Professional fees increased $.9 million due to higher consulting costs and personnel agency fees at Advest.

INCOME TAXES

The effective income tax rates were 41%, 40% and 39% respectively for 2000, 1999, and 1998. The higher effective rate for fiscal 2000 recognizes a trend towards increased levels of income apportioned to various states with higher average tax rates. The effective rate for periods subsequent to 2000 is undetermined at this time due to the Company's pending acquisition by MONY, previously discussed.

        For further information on the Company's income taxes, refer to Notes 1 and 12 to the financial statements.

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

        The fair value of a derivative contract is the amount Advest would have to pay a third party to assume its obligation under the contract or the amount Advest would receive for its benefits under the contract in the reverse situation. At September 30, 2000 and 1999, Advest's open derivative positions were nominal. See Note 14.

LIQUIDITY AND CAPITAL RESOURCES

The Company's total assets were $2.1 billion at September 30, 2000, reflecting a $626.3 million (43%) increase from fiscal 1999 and a $1.0 billion (97%) increase from fiscal 1998. The increase in assets is primarily attributable to the expansion of Advest's stock lending and fixed income trading businesses as well as higher customer margin debits. The expansion of stock loan activities relates to three factors: an increase in Advest's matched book business, an increase in borrowing of fixed income securities to cover higher short trading positions of Advest's Institutional Corporate Bond Group, and an increase in stock loan of customer securities to help finance the higher margin debits.

        The Company's assets are highly liquid in nature. Liquid assets which include cash and cash equivalents, receivables from brokerage customers, securities borrowed, receivables from brokers and dealers, available for sale and trading securities, comprised 96%, 92% and 92% for the years ended September 30, 2000, 1999 and 1998, respectively.

        Net assets of discontinued operations declined $31.0 million (100%) due to the execution of the purchase and sale agreement with Hudson on November 30, 1999. On December 31, 1999, AGI paid off $7.0 million in short-term borrowings which was the first installment in what will be annual payments to satisfy a $35 million note payable.

        Shareholders' equity increased $27.1 million (22%) during the past two years, primarily from net earnings, increases to paid-in capital related to the sales of treasury stock to the Company's equity plans and the exercise of stock options offset by dividends paid and treasury stock repurchased. The Company paid or accrued annual dividends of $.23 and $.19 per share for fiscal years 2000 and 1999, respectively. Total dividends declared and/or paid during the past two fiscal years were $3.7 million. During fiscal years 2000 and 1999, 680,896 shares of the Company's common stock were repurchased, under a buyback program begun in 1990 for which the repurchase of up to 4,000,000 shares is authorized. To date, 3,437,673 shares had been purchased under the program.

        AGI's principal source of funding is the earnings distributions from its subsidiaries. As a result of the strategic alliance agreement and purchase and sale transaction between the Bank and Hudson United Bancorp, the Bank's capital requirements were significantly reduced. In June 2000, the Bank, with regulatory approval, paid a $14.8 million dividend to AGI. AGI redeployed $10.0 million of the dividend in the form of a loan to Advest for the purpose of reducing its short-term borrowings.

        Management believes that earnings distributions from subsidiaries, together with AGI's own assets and potential proceeds from a shelf registration offering will be sufficient to meet AGI's current and foreseeable liquidity and capital requirements. In addition, following its acquisition by MONY, AGI will have access to substantial additional capital resources.

Advest, Inc.

During fiscal 1997, AGI loaned Advest $10.0 million at a rate of 8% per annum, utilizing a portion of the proceeds of its $35.0 million borrowing. The loan is unsecured and subordinated to certain other corporate obligations. The purpose of the subordinated loan was to increase Advest's regulatory net capital. During fiscal 2000, AGI loaned Advest and additional $10 million in the form of a note to reduce its short-term borrowings.

        Advest has arrangements with certain financial institutions whereby it can borrow amounts on a collateralized basis, principally to support securities settlements, trading inventories, margin debits and underwriting activities. Increases in average margin balances as well as firm trading positions, primarily fixed income securities, have resulted in higher short-term borrowing levels for Advest during the past few years. Advest has uncommitted lines of credit with three financial institutions in the total amount of $430 million. With the exception of $40 million in unsecured lines of credit, all of Advest's lines of credit are for collateralized borrowing for which it has substantial levels of customer and firm securities that can be pledged. In addition, Advest pledges customer and firm securities for stock loan as an alternative and lower cost of financing trading inventories and margin debits.

        During the past several years, Advest has made substantial capital investments primarily in technology-related hardware and software upgrades. Technology enhancements include the upgrade of desktop computers firm-wide and expanded hardware, software and telecommunications capacity to provide enhanced services as well as handle the substantial current and anticipated increases in securities market volume. At the same time, Advest has increased the number and/or caliber of its employees firm-wide, particularly its retail sales, capital markets and technology professionals, which has substantially increased compensation and benefits costs during the past few years. These costs are anticipated to remain at similar or higher levels in the future. Management believes that operating cash flow together with available credit lines will provide sufficient resources for Advest to meet all present and reasonably foreseeable capital needs. In addition, the acquisition by MONY will enable Advest and MONY to share and thus better leverage technology costs.

        The Securities and Exchange Commission ("SEC") requires Advest to maintain liquid net capital to meet its obligations to customers. At September 30, 2000, Advest had excess net capital of approximately $62.0 million and a net capital ratio of 10.2%. See Note 11.

Advest Bank and Trust Company

The Bank is a member of the FHLBB and, accordingly, has access to advances from the FHLBB to the extent the Bank possesses eligible collateral. Currently, the Bank has collateral of $1.8 million which, together with operating cash flow, is sufficient to meet its current and foreseeable capital and operating needs.

        The Federal Deposit Insurance Corporation ("FDIC") requires "well capitalized" banks to maintain a minimum Tier 1 or leverage capital ratio of 5%. At September 30, 1999, the Bank's Tier 1 or leverage capital ratio was 9.94%. The Bank is also subject to the FDIC's risk-based capital regulations which require the Bank, as "well capitalized", to maintain a total risk-based capital ratio of 10%, including at least 6% Tier 1 risk-based capital. At September 30, 2000, the Bank's total risk-based and Tier 1 risk-based capital ratios were 169.33% and 169.33%, respectively, which met all regulatory requirements.

        Pursuant to the FDIC Improvement Act ("FDICIA"), all banks are subject to rules limiting brokered deposits and interest rates. Under FDICIA, the Bank meets the conditions to be deemed a "well capitalized" bank, which means it may accept brokered deposits without restriction. At September 30, 2000, the Bank had no of brokered deposits, having ceased its deposit operations with the sale of its loan and deposit businesses to Hudson United Bancorp, in the first quarter of fiscal 2000.

CASH FLOWS

Cash and cash equivalents from continuing operations increased $1.8 million. Net cash provided by operating activities increased $33.4 million primarily due to net earnings as adjusted for noncash items of $27.5 million. Net cash used in financing activities decreased $15.5 million primarily due to repayments of short-term borrowings by AGI and the Bank and the repurchase of treasury stock by AGI. Net cash used in investing activities decreased $16.1 million primarily due to capital expenditures and deferred compensation agreements.

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

        In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 is effective for transfers of financial assets occurring after March 31, 2001, applied prospectively; effective for disclosures about securitizations and for reclassification and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000. The effect of adoption on the Company's financial condition, results of operations or cash flows is not expected to be material.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT

During its normal course of business, Advest engages in the trading of securities, primarily fixed income, in both a proprietary and market making capacity, and holds securities for trading, rather than investment, purposes. Advest makes a market in certain investment-grade corporate bonds, mortgage-backed securities, municipal bonds and over-the-counter equities in order to facilitate order flow and accommodate its retail and institutional customers. During fiscal 2000 and 1999, Advest significantly increased its institutional corporate bond, government agency and mortgage-backed securities trading activities. The activities of these trading areas accounted for most of a $120.6 million (39%) and $64.7 million (27%) increase in trading inventories and a $121.6 million (53%) and $81.3 million (54%) increase in short security positions, for 2000 and 1999, respectively.

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

Trading Accounts (Value at Risk Analysis)

For purposes of the Securities and Exchange Commission's market risk disclosure requirements, the Company has performed a value at risk analysis of its trading financial instruments and derivatives. The value at risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level. In fiscal year 1999, Advest significantly upgraded its VaR capability by converting to the Bloomberg Value at Risk System. During 2000, Advest continued to improve the depth, frequency and range of its VaR management review. Even though these filings are annual, these total firm, institutional plus retail positions, computations are now being performed monthly in order to achieve a better understanding of our entire firm's risk/return profile. The establishment of improved management controls includes, as needed, the extension of our monitoring process to the security, product, trader, department, and firm wide levels. Most significantly, our institutional book of business, which represents the vast majority of our usual holdings, is typically monitored daily. Although value at risk models are sophisticated, they can be limited, as historical data is not always an accurate predictor of future conditions. Accordingly, Advest manages its market exposure through other measures, including predetermined trading authorization levels and the hedging requirement policy described previously.

        At September 30, 2000, 1999 and 1998 Advest's value at risk for each component of market risk and in total was as follows:

In thousands                            2000          1999          1998
------------------------------------------------------------------------
Interest rate risk                      $182          $301          $480
Equity price risk                         21            56            77
Diversification benefit                  (16)          (10)          (69)
                                        ----          ----          ----
Total                                   $187          $347          $488
                                        ====          ====          ====

The potential future loss represented by the total value at risk falls within predetermined levels of loss that are not material to the Company's results of operations, financial condition or cash flows. In particular, a noted reduction in the value at risk experienced in 2000 may be attributable to a year over year lessening in observable fixed income market volatility.

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

Non-trading Accounts (Tabular Presentation)

The following table shows the interest sensitivity of non-trading assets, liabilities and financial instruments of Advest at September 30, 2000 and 1999, based on their estimated maturity/repricing structure:

 SEPTEMBER 30, 2000                                 Percent of                                                          After
In thousands, except percentages         Amount      Total       2001         2002       2003       2004     2005       2005
------------------------------------------------------------------------------------------------------------------------------
Interest-sensitive assets
     Investment securities (a)          $ 20,310     100.00%    $ 11,970     $2,256     $2,373     $   --    $ --      $3,711
       Average interest rate                6.71%                   7.41%      6.78%      7.09%        --      --        6.35%
                                        -------------------------------------------------------------------------------------
Total interest-sensitive assets         $ 20,310     100.00%    $ 11,970     $2,256     $2,373     $   --    $ --      $3,711
                                        -------------------------------------------------------------------------------------

Interest-sensitive liabilities
     Other borrowings                   $262,725     100.00%    $241,725     $7,000     $7,000     $7,000    $ --      $   --
       Average interest rate                6.42%                   6.29%      7.95%      7.95%      7.95%     --          --
                                        -------------------------------------------------------------------------------------
Total interest-sensitive liabilities    $262,725     100.00%    $241,725     $7,000     $7,000     $7,000    $ --      $   --
                                        -------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1999                                Percent of                                                            After
In thousands, except percentages         Amount      Total        2000        2001       2002       2003      2004      2004
------------------------------------------------------------------------------------------------------------------------------
 Interest-sensitive assets
      Investment securities (a)         $ 21,948      98.82%    $ 16,965     $  750     $  250     $   --    $   --    $3,983
        Average interest rate               5.80%                   5.34%      6.37%      7.25%        --        --      5.93%
      Interest-bearing deposits              262       1.18%         262         --         --         --        --        --
        Average interest rate               5.04%                   5.04%        --         --         --        --        --
                                        --------------------------------------------------------------------------------------
 Total interest-sensitive assets        $ 22,210     100.00%    $ 17,227     $  750     $  250     $   --      $ --    $3,983
                                        --------------------------------------------------------------------------------------

 Interest-sensitive liabilities
      FHLB advances                     $ 31,000      16.13%    $ 28,500     $1,500     $   --     $   --    $   --    $1,000
        Average interest rate               5.59%                   5.55%      6.73%        --         --        --      4.99%
      Other borrowings                   161,190      83.87%     133,164      7,026      7,000      7,000     7,000        --
        Average interest rate               5.80%                   5.34%      7.94%      7.95%      7.95%     7.95%       --
                                        --------------------------------------------------------------------------------------
 Total interest-sensitive liabilities   $192,190     100.00%    $161,664     $8,526     $7,000     $7,000    $7,000    $1,000
                                        --------------------------------------------------------------------------------------

 Interest rate derivatives
 Interest rate swaps:
      Interest rate caps                                                                           $5,000
        Average interest rate                                                                        6.00%
------------------------------------------------------------------------------------------------------------------------------

 (a) Investment securities include investment securities available for sale and FHLB stock.

Item 8.  Financial Statements and Supplementary Data

                        THE ADVEST GROUP, INC.
                  Consolidated Statements of Earnings

 In thousands, except per share amounts
 Fiscal year ended September 30,                                                2000               1999                1998
------------------------------------------------------------------------------------------------------------------------------
 REVENUES
      Commissions                                                             $168,789           $141,603            $129,825
      Interest                                                                  91,214             57,431              57,439
      Principal transactions                                                    73,748             56,347              44,752
      Asset management and administration                                       50,486             39,188              33,473
      Investment banking                                                        25,420             33,006              37,607
      Other                                                                      9,095              7,663               6,705
                                                                              --------           --------            --------
      Total revenues                                                           418,752            335,238             309,801
                                                                              --------           --------            --------

 EXPENSES
      Compensation                                                             230,070            198,322             180,886
      Interest                                                                  63,528             34,965              31,341
      Communications                                                            36,738             32,136              27,530
      Occupancy & equipment                                                     22,798             20,813              18,744
      Business development                                                       8,897              7,728               7,197
      Professional                                                               7,013              5,610               4,686
      Brokerage, clearing & exchange                                             5,570              5,085               4,542
      Other                                                                      9,011              8,267               7,047
                                                                              --------           --------            --------
      Total expenses                                                           383,625            312,926             281,973
                                                                              --------           --------            --------

 INCOME BEFORE TAXES                                                            35,127             22,312              27,828

      Provision for income taxes                                                14,397              8,925              10,853
                                                                              --------           --------            --------

 INCOME FROM CONTINUING OPERATIONS                                              20,730             13,387              16,975

      Income from discontinued
           operations, net of taxes                                                294                877                 977

      Loss on sale of discontinued
           operations, net of taxes                                                 --               (713)                 --
                                                                              --------           --------            --------

 NET INCOME                                                                   $ 21,024           $ 13,551            $ 17,952
                                                                              ========           ========            ========

------------------------------------------------------------------------------------------------------------------------------

Per share data:
   Basic earnings:
      Continuing operations                                                   $   2.61           $   1.67            $   2.08
      Discontinued operations                                                     0.04               0.11                0.12
      Loss on sale of discontinued operations                                       --              (0.09)                 --
                                                                              --------           --------            --------
      NET INCOME                                                              $   2.65           $   1.69            $   2.20
                                                                              ========           ========            ========

   Diluted earnings:
      Continuing operations                                                   $   2.27           $   1.46            $   1.82
      Discontinued operations                                                     0.03               0.10                0.10
      Loss on sale of discontinued operations                                       --              (0.08)                 --
                                                                              --------           --------            --------
      NET INCOME                                                              $   2.30           $   1.48            $   1.92
                                                                              ========           ========            ========

   Dividends declared                                                         $   0.23           $   0.19            $   0.16

See Notes to Consolidated Financial Statements

                             THE ADVEST GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts
                                                                                     September 30, 2000        September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
CASH AND SHORT-TERM INVESTMENTS
     Cash and cash equivalents                                                              $    8,460               $     7,812
     Cash and securities segregated under federal and other regulations                            258                       253
                                                                                            ----------               -----------
                                                                                                 8,718                     8,065
                                                                                            ----------               -----------
RECEIVABLES
     Securities borrowed                                                                       911,612                   515,676
     Brokerage customers, net                                                                  638,322                   503,116
     Brokers and dealers                                                                        13,854                     6,447
     Other                                                                                      22,749                    30,455
                                                                                            ----------               -----------
                                                                                             1,586,537                 1,055,694
                                                                                            ----------               -----------
SECURITIES
     Trading, at market value                                                                  427,068                   306,426
     Available for sale, at market value                                                         7,148                     5,063
     Held to maturity (market values of $13,161 and $16,886)                                    13,161                    16,885
                                                                                            ----------               -----------
                                                                                               447,377                   328,374
                                                                                            ----------               -----------
OTHER ASSETS
     Equipment and leasehold improvements, net                                                  14,387                    13,028
     Net assets of discontinued operations                                                           -                    30,972
     Other                                                                                      31,870                    26,488
                                                                                            ----------               -----------
                                                                                                46,257                    70,488
                                                                                            ----------               -----------
TOTAL ASSETS                                                                                $2,088,889               $ 1,462,621
                                                                                            ==========               ===========
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES
     Securities loaned                                                                      $  962,588               $   523,095
     Securities sold, not yet purchased, at market value                                       352,112                   230,486
     Brokerage customers                                                                       255,065                   298,119
     Short-term borrowings                                                                     241,725                   161,007
     Compensation and benefits                                                                  36,350                    27,648
     Checks payable                                                                             23,554                     4,971
     Brokers and dealers                                                                        22,442                    10,839
     Long-term borrowings                                                                       21,000                    30,526
     Repurchase agreements                                                                           -                    18,406
     Other                                                                                      23,253                    22,388
                                                                                            ----------               -----------
                                                                                             1,938,089                 1,327,485
                                                                                            ----------               -----------
SHAREHOLDERS' EQUITY
     Common stock, par value $.01, authorized 25,000 shares,
        issued 11,121 and 10,914 shares                                                            111                       109
     Paid-in capital                                                                            80,625                    76,814
     Retained earnings                                                                          96,612                    77,644
     Unamortized restricted stock compensation                                                  (1,914)                   (2,081)
     Treasury stock, at cost, 2,287 and 1,989 shares                                           (24,634)                  (17,350)
                                                                                            ----------               -----------
                                                                                               150,800                   135,136
                                                                                            ----------               -----------
                                                                                            $2,088,889               $ 1,462,621
                                                                                            ==========               ===========
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                             THE ADVEST GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands
Fiscal year ended September 30,                                                    2000          1999         1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
NET INCOME                                                                      $  21,024     $  13,551     $  17,952
Income from discontinued operations                                                  (294)         (877)         (977)
Loss on sale of discontinued operations                                              --             713          --
                                                                                ---------     ---------     ---------
Income from continuing operations                                                  20,730        13,387        16,975
   Adjustments to reconcile net income to net cash provided
           by operating activities of continuing operations:
        Depreciation and amortization                                               7,191        11,071         9,425
        Other                                                                        (464)       (3,994)         (178)
   (Increase) decrease in operating assets:
        Securities borrowed                                                      (395,936)     (245,038)       20,106
        Trading securities                                                       (120,134)      (64,922)     (138,472)
        Receivables from brokerage customers                                     (135,315)      (69,079)      (44,791)
        Receivables from brokers and dealers                                       (7,407)       (1,137)       (1,213)
        Other                                                                      13,803       (17,611)       (7,323)
   Increase (decrease) in operating liabilities:
        Short-term borrowings, net                                                109,473         1,227        92,000
        Securities loaned                                                         439,493       306,820       (42,020)
        Securities sold, not yet purchased                                        121,627        81,297        97,076
        Brokerage customers                                                       (43,054)      (31,856)       10,875
        Checks payable                                                             18,583         1,998       (15,394)
        Repurchase agreements                                                     (18,406)       18,406          --
        Other                                                                      23,242         8,649         7,083
                                                                                ---------     ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                 33,426         9,218         4,149
                                                                                ---------     ---------     ---------

FINANCING ACTIVITIES
     Repayment of short-term borrowings                                            (9,781)         (264)         (248)
     Repayment of long-term borrowings                                              2,500          --            --
     Repurchase of treasury stock                                                  (8,397)       (2,978)          783
     Cash dividends paid                                                           (2,056)       (1,692)       (1,426)
     Other                                                                          2,273           155           425
                                                                                ---------     ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES OF CONTINUING OPERATIONS                    (15,461)       (4,779)         (466)
                                                                                ---------     ---------     ---------

INVESTING ACTIVITIES
 Proceeds from (payments for):
      Maturities of held to maturity securities                                    36,156        23,879        22,712
      Sales of available for sale securities                                       11,639        19,607        42,853
      Purchases of available for sale securities                                   (7,183)      (13,110)      (47,024)
      Purchases of held to maturity securities                                    (40,969)      (21,539)      (20,500)
  Capital expenditures                                                             (6,005)       (4,797)       (3,939)
  Other                                                                            (9,793)       (3,313)        4,593
                                                                                ---------     ---------     ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES OF CONTINUING OPERATIONS      (16,155)          727        (1,305)
NET CASH USED IN DISCONTINUED OPERATIONS                                           (1,162)      (11,236)         (955)
                                                                                ---------     ---------     ---------
Increase (decrease) in cash and cash equivalents                                      648        (6,070)        1,423
Cash and cash equivalents at beginning of period                                    7,812        13,882        12,459
                                                                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   8,460     $   7,812     $  13,882
                                                                                =========     =========     =========

-----------------------------------------------------------------------------------------------------------------------
Interest paid                                                                   $  63,621     $  34,824     $  40,517
Income taxes paid                                                               $  13,069     $  12,386     $  15,297
Non-cash activities:
     Restricted stock awards, net of forfeitures                                $     435     $   1,605     $     811

-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                             THE ADVEST GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                        $.01 par value                                             Unamortized
 In thousands, except                    Common stock                           Treasury stock     restricted
 per share amounts                     ---------------   Paid-in   Retained    ----------------       stock
                                       Shares   Amount   capital   earnings    Shares    Amount    compensation
                                       ------   ------   -------   --------    ------   --------   ------------


    BALANCE AS OF
    SEPTEMBER 30, 1997                 10,812     $108   $71,309    $49,260    (2,180)  $(14,390)     $ (571)
 Comprehensive income:
    Net income                                                       17,952
    Unrealized holding gain
       on investment securities
       (net of taxes of $24)
 Total comprehensive income
 Exercise of stock options                 81        1       577                   32       (224)
 Dividends declared
    ($.16 per share)                                                 (1,427)
 Repurchase of common stock                                                       (60)    (1,167)
 Sale of treasury stock to
    equity plan                                            1,421                   90        521
 Stock issued under restricted stock
    plans, less amortization of $301                         601                   31        210        (510)
 Other                                                      (942)                 143        950

                                       ------     ----   -------    -------    ------   --------    --------

    BALANCE AS OF
    SEPTEMBER 30, 1998                 10,893      109    72,966     65,785    (1,944)   (14,100)     (1,081)
 Comprehensive income:
    Net income                                                       13,551
    Unrealized holding gain
       on investment securities
       (net of taxes of $9)
 Total comprehensive income
 Exercise of stock options                 21        -       104                    2         34
 Dividends declared
    ($.19 per share)                                                 (1,692)
 Repurchase of common stock                                                      (298)    (5,383)
 Sale of treasury stock to
    equity plan                                            1,439                  123        984
 Stock issued under restricted stock
    plans, less amortization of $809                       1,222                   62        587      (1,000)
 Other                                                     1,083                   66        528
                                       ------     ----   -------    -------    ------   --------    --------


    BALANCE AS OF
    SEPTEMBER 30, 1999                 10,914      109    76,814     77,644    (1,989)   (17,350)     (2,081)
 Comprehensive income:
    Net income                                                       21,024
    Unrealized holding gain
       on investment securities
       (net of taxes of $0)
 Total comprehensive income
 Exercise of stock options                207        2     1,249                  (90)    (1,871)
 Dividends declared
    ($.23 per share)                                                 (2,056)
 Repurchase of common stock                                                      (383)    (6,956)
 Sale of treasury stock to
    equity plan                                              826                   83        776
 Stock issued under restricted stock
    plans, less amortization of $659                         722                    3        (50)        (13)
 Other                                                     1,014                   89        817         180
                                       ------     ----   -------    -------    ------   --------    --------


    BALANCE AS OF
    SEPTEMBER 30, 2000                 11,121     $111   $80,625    $96,612    (2,287)  $(24,634)   $ (1,914)
                                       ======     ====   =======    =======    ======   ========    ========


                                          Accumulated
                                           other
 In thousands, except                    comprehensive  Shareholders'
 per share amounts                        income, net      equity
                                         -------------  -------------

    BALANCE AS OF
    SEPTEMBER 30, 1997                       $ (63)       $105,653
 Comprehensive income:
    Net income
    Unrealized holding gain
       on investment securities
       (net of taxes of $24)                    51
 Total comprehensive income                                 18,003
 Exercise of stock options                                     354
 Dividends declared
    ($.16 per share)                                        (1,427)
 Repurchase of common stock                                 (1,167)
 Sale of treasury stock to
    equity plan                                              1,942
 Stock issued under restricted stock
    plans, less amortization of $301                           301
 Other                                                           8

                                             -----         --------

    BALANCE AS OF
    SEPTEMBER 30, 1998                         (12)        123,667
 Comprehensive income:
    Net income
    Unrealized holding gain
       on investment securities
       (net of taxes of $9)                     12
 Total comprehensive income                                 13,563
 Exercise of stock options                                     138
 Dividends declared
    ($.19 per share)                                        (1,692)
 Repurchase of common stock                                 (5,383)
 Sale of treasury stock to
    equity plan                                              2,423
 Stock issued under restricted stock
    plans, less amortization of $809                           809
 Other                                                       1,611
                                             -----         --------

    BALANCE AS OF
    SEPTEMBER 30, 1999                          --         135,136
 Comprehensive income:
    Net income
    Unrealized holding gain
       on investment securities
       (net of taxes of $0)                     --
 Total comprehensive income                                 21,024
 Exercise of stock options                                    (620)
 Dividends declared
    ($.23 per share)                                        (2,056)
 Repurchase of common stock                                 (6,956)
 Sale of treasury stock to
    equity plan                                              1,602
 Stock issued under restricted stock
    plans, less amortization of $659                           659
 Other                                                       2,011
                                             -----         --------

    BALANCE AS OF
    SEPTEMBER 30, 2000                       $  --        $150,800
                                             =====        ========


-------------------------------------------------------------------------------
 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of The Advest Group, Inc. ("AGI") and all subsidiaries (collectively the "Company"). The Company provides diversified financial services including securities brokerage, trading, investment banking, trust and asset management. Principal operating subsidiaries are Advest, Inc. ("Advest"), a broker/dealer and Advest Bank and Trust Company (the "Bank"), a federal savings bank. In November 1999, the Company entered into a purchase and sale agreement with a third party financial institution, which included the sale of the Bank's loans and other financial assets and assumption of the Bank's deposit liabilities. See Note 3, "Discontinued Operations."

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All material intercompany accounts and transactions are eliminated. Certain 1999 and 1998 amounts have been reclassified in the accompanying consolidated financial statements to provide comparability with the current year presentation.

         Cash equivalents are defined as short-term, highly liquid investments with an original maturity of three months or less including amounts due from banks, federal funds sold and overnight time deposits. At September 30, 2000 and 1999, federal funds sold were $600,000 and $500,000, respectively.


Receivables from and payables to brokerage customers

Receivables from and payables to brokerage customers arise from cash and margin transactions executed by Advest on their behalf. In virtually all instances, receivables are collateralized by securities with market values in excess of the amounts due. The collateral is not reflected in the accompanying financial statements. A reserve for doubtful accounts is established based upon reviews of individual credit risks, as well as prevailing and anticipated economic conditions. At September 30, 2000 and 1999, the reserve was $614,000 and $548,000, respectively. Included in payables to brokerage customers are free credit balances of $235,836,000 and $281,860,000 at September 30, 2000 and 1999,
respectively. Advest pays interest on credit balances when the customer has indicated that the funds are for reinvestment purposes.


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


Depreciation and amortization

Equipment and leasehold improvements are carried at cost. Depreciation of equipment for financial accounting purposes is calculated primarily using the straight-line method and is based upon the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the shorter of the terms of the respective leases or the estimated useful lives of the improvements. At September 30, 2000 and 1999, accumulated depreciation and amortization were $18,041,000 and $15,236,000, respectively.

         The excess cost over the fair value of net assets of acquired companies is recorded as goodwill and is amortized on a straight-line basis over 40 years. At September 30, 2000 and 1999, the amount of goodwill reported in other assets was $5,124,000 and $5,374,000, respectively.


Computer Software

Costs associated with the purchases of computer software have been capitalized and will be amortized over the straight-line method. Included in other assets at September 30, 2000 and 1999, was $3,711,000 and $2,479,000, respectively, of costs related to computer software used to meet the needs of the Company. At September 30, 2000 and 1999, amortized computer software costs were $1,814,000 and $1,129,000, respectively.


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


In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 is effective for transfers of financial assets occurring after March 31, 2001, applied prospectively; effective for disclosures about securitizations and for reclassification and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000. The effect of adoption on the Company's financial condition, results of operations or cash flows is not expected to be material.


NOTE 2: ACQUISITION BY THE MONY GROUP INC.

On August 23, 2000, the Board of Directors of the Company approved the acquisition of all of the ownership interests in the Company by The MONY Group Inc., ("MONY"), a holding company which, through its subsidiaries, is primarily engaged in the business of providing a wide range of life insurance and other financial products and services to higher income individuals. The acquisition was approved by a majority of the shareholders of the Company at a special meeting of shareholders held on November 20, 2000. Pursuant to the terms of the merger agreement, shareholders of the Company will receive consideration in the form of cash, MONY common stock or a combination thereof. The amount of such consideration will be based on the average price of MONY common stock for the ten consecutive trading days ending five trading days prior to the consummation of the merger. The consummation of the merger is expected to occur early in calendar 2001, subject to receipt of regulatory approval from the Office of Thrift Supervision.


NOTE 3: DISCONTINUED OPERATIONS

During Fiscal 1999, the Company announced that it would enter into two agreements with Hudson United Bank ("Hudson"), a subsidiary of Hudson United Bancorp, a Mahwah, New Jersey-based bank holding company. Under the terms of a purchase and sale agreement effective November 30, 1999, Hudson acquired the loan and other financial assets and assumed the deposit liabilities of the Bank. Under the terms of a separate agreement effective September 1, 1999, Advest and Hudson entered into a strategic alliance whereby Hudson became the exclusive provider of banking products and services to Advest and its clients and, concurrently, the Bank ceased its mortgage origination operations.

         Under the terms of the purchase and sale agreement, Hudson made a one-time payment of $2.0 million to the Bank. After deducting expenses related to the disposition, the Bank recognized a pre-tax profit of $.2 million on the transaction. The net loss of $.7 million on the sale of discontinued operations reflects a $.9 million tax expense related to the Bank's loan loss reserves. See Note 12.

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

         Financial information for discontinued operations for the three years ended September 30, 2000 is summarized below (See Note 12 for analysis of income taxes):


In thousands                                       2000              1999                 1998
------------                                       ----              ----                 ----
Statement of earnings data:
Revenues                                        $ 1,969          $ 12,273             $ 15,427
Expenses                                          1,463            10,811               13,826
                                                -------          --------             --------
Income before taxes                                 506             1,462                1,601
Provision for income taxes                          212               585                  624
                                                -------          --------             --------
Income from discontinued operations             $   294          $    877             $    977
                                                =======          ========             ========


Balance sheet data:

Loans                                             $  --       $   151,603
Interest receivable                                  --             1,028
Other assets                                         --              (389)
Deposits                                             --          (120,660)
Interest payable                                     --              (136)
Other payables                                       --              (474)
                                                  -----        ----------
Net assets of discontinued operations             $  --       $    30,972
                                                  =====       ===========

NOTE 4: TRADING SECURITIES

At September 30, 2000 and 1999, trading securities consisted of:


                                                                                        Securities sold,
                                                      Trading securities                not yet purchased
                                                      ------------------                -----------------
In thousands                                         2000            1999              2000            1999
------------                                         ----            ----              ----            ----
Corporate obligations                              $295,769        $175,743           $264,888        $194,710
State and municipal obligations                      41,498          42,912                203             314
U.S. government and agency obligations               30,433          51,969             48,963          34,831
Mortgage-backed securities                           56,893          31,605             37,034               2
Stocks and warrants                                   2,475           4,197              1,024             629
                                                   --------        --------           --------        --------
                                                   $427,068        $306,426           $352,112        $230,486
                                                   ========        ========           ========        ========

NOTE 5: INVESTMENT SECURITIES

As of September 30, 2000, the amortized cost and fair values of debt securities, by contractual maturity, were:

                                                   Available for sale             Held to maturity
                                                   ------------------             ----------------
                                               Amortized           Fair          Amortized            Fair
In thousands                                      cost            value              cost            value
------------                                      ----            -----              ----            -----
Due in one year or less                         $   --           $   --           $12,773          $12,773
Due after one year through five years            1,886            1,886               388              388
Due after ten years                              3,711            3,711                --               --
                                                ------           ------           -------          -------
                                                $5,597           $5,597           $13,161          $13,161
                                                ======           ======           =======          =======

         For the three years ended September 30, 2000, 1999 and 1998, proceeds from the sale of securities available for sale were $11,639,000, $19,607,000 and $42,853,000, respectively, and gross gains realized were $22,000, $0 and $66,000, respectively. Gross losses realized were $0, $537,000 and $2,000 for 2000, 1999 and 1998, respectively. The amortized cost and fair values of the Company's available for sale securities at September 30, 2000 and 1999 were:

                                              Amortized               Gross unrealized              Fair
                                                                      ----------------
In thousands                                    cost               gains            losses          value
------------                                    ----               -----            ------          -----
2000
FHLB stock                                     $   170              $--               $--          $   170
Mortgage-backed securities                       5,597               --                --            5,597
Other                                            1,382               --                --            1,382
                                                ------              ---               ---           ------
                                                $7,149              $--               $--           $7,149
                                                ======              ===               ===           ======
1999
FHLB stock                                      $2,270              $--               $--           $2,270
Other                                            2,793               --                --            2,793
                                                ------              ---               ---           ------
                                                $5,063              $--               $--           $5,063
                                                ======              ===               ===           ======

         There were no sales of held to maturity securities during the three years in the period ended September 30, 2000. The amortized cost and fair values of the Company's held to maturity securities at September 30, 2000 and 1999 were:

                                              Amortized               Gross unrealized              Fair
                                                                      ----------------
In thousands                                    cost               gains            losses          value
------------                                    ----               -----            ------          -----
2000
U.S. government and agency
    obligations                                $12,661               --                --          $12,661
Other                                              500               --                --              500
                                                ------              ---               ---           ------
                                               $13,161              $--               $--          $13,161
                                                ======              ===               ===           ======



1999
Mortgage-backed securities                    $  3,983              $ 1              $ --         $  3,984
U.S. government and agency
    obligations                                 12,402               --                --           12,402
Other                                              500               --                --              500
                                                ------              ---               ---           ------
                                               $16,885              $ 1              $ --          $16,886
                                                ======              ===               ===           ======

NOTE 6: SHORT-TERM BORROWINGS

In the ordinary course of business, primarily to facilitate securities settlements and finance margin debits and trading inventories, Advest obtains bank loans which are collateralized by its trading securities and customers' margin securities. The loans are payable on demand and bear interest based on the federal funds rate. At September 30, 2000 and 1999, Advest had $234,701,000 and $125,228,000, respectively, in bank loans all collateralized by firm trading securities. The weighted average interest rate on bank loans outstanding at September 30, 2000 and 1999, was 6.81% and 5.57%, respectively, and the weighted average interest rates during fiscal 2000 and 1999 were 6.24% and 5.21%, respectively.

         Short-term borrowings of the Bank consist primarily of the current portion of advances from the FHLB. At September 30, 2000, there were no short-borrowings. At September 30, 1999, borrowings totaled $28,500,000 at rates from 5.37% to 6.68%. The Bank's borrowings with the FHLB are collateralized by its holdings of FHLB stock as well as otherwise unencumbered mortgage loans and investment securities. The advances are subject to prepayment penalties, which are intended to make the FHLB indifferent to the prepayment and are approximately equivalent to settlement of the obligations at their current fair value.

         AGI's short-term borrowings at September 30, 2000 and 1999, were $7,024,000 and $7,279,000, respectively, representing the current portion of notes due between 2000 and 2003. Refer to Note 7 for additional information.


NOTE 7: LONG-TERM BORROWINGS

Long-term borrowings of the Bank were $2,500,000 as of September 30, 1999, and represent the non-current portion of FHLB advances. The borrowings were collateralized in the same manner as short-term borrowings. The borrowing was paid down during 2000 and as of September 30, 2000 the Bank had no long-term borrowings.

         During fiscal 1997, AGI entered into a private placement transaction with three institutional investors, borrowing $35,000,000 on an unsecured basis. Under the terms of the note, the principal is payable in five equal installments with payments due on December 31, 1999 and on the last day of each December thereafter through and including December 31, 2003. The note is investment-grade rated and bears interest at the rate of 7.95% per annum payable semiannually on the last day of June and December.

         At September 30, 2000 and 1999, total long-term borrowings of AGI were $21,000,000 and $28,026,000, respectively.


NOTE 8: COMMON STOCK

Basic earnings per share are calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing income available to common shareholders by the weighted-average shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are dilutive stock options that are assumed exercised for calculation purposes.

         The following table provides the calculation of net income per common share for the years ended September 30, 2000, 1999 and 1998:


In thousands, except per share amounts        2000             1999            1998
--------------------------------------        ----             ----            ----
Net income                                 $ 21,024         $ 13,551         $ 17,952
                                           ========         ========         ========
Average number of common shares
      outstanding during the period           8,941            8,888            8,877

Adjustments:
      Contingently issuable shares           (1,022)            (892)            (726)
                                           --------         --------         --------
Average number of common
      shares outstanding                      7,919            7,996            8,151
                                           ========         ========         ========

Basic earnings per common share            $   2.65         $   1.69         $   2.20
                                           ========         ========         ========

In thousands, except per share amounts      2000            1999           1998
--------------------------------------      ----            ----           ----
Net income                                 $21,024        $13,551        $17,952
                                           =======        =======        =======
Average number of common shares
      outstanding during the period          8,941          8,888          8,877
Adjustments:
      Exercise of stock options                216            293            467
                                           -------        -------        -------
Average number of common
      shares outstanding                     9,157          9,181          9,344
                                           =======        =======        =======
Diluted earnings per common share          $  2.30        $  1.48        $  1.92
                                           =======        =======        =======

         Under a common stock repurchase program, the Company is authorized to purchase up to 4,000,000 shares. During the years ended September 30, 2000 and 1999, 382,527 and 298,369 shares, respectively, were acquired for a total of 3,437,673 shares repurchased since the start of the program.

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

NOTE 9: STOCK OPTION PLANS

EMPLOYEE STOCK OPTION PLANS

The Company's 1993 Stock Option Plan (the "1993 Plan") provides for grants of incentive stock options or nonqualified stock options for up to 500,000 shares of the Company's common stock. Options which are cancelled or expire prior to exercise are subject to reissuance. At September 30, 2000, options for 506,195 shares had been granted under the 1993 Plan, of which 177,295 options were outstanding. In September, 1999, the Board of Directors approved the 1999 Stock Option Plan (the "1999 Plan") which was approved by the Company's Shareholders in January 2000. The 1999 Plan authorized grants of incentive stock options or nonqualified stock options for up to 300,000 shares. Option grants under the 1993 Plan and 1999 Plan are made at the discretion of the Human Resources Committee of the Board of Directors and become exercisable at such times (but not within six months of grant) and expire at such time (but not later than ten years after grant), as that committee determines.


Non-employee director stock option plans

The Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), as amended, provided for annual grants of 2,500 nonqualified stock options to each non-employee director through January 1999 up to an aggregate of 100,000 for all directors. In September 1999, the Board of Directors approved the 2000 Non-Employee Director Stock Option Plan (the "2000 Plan"), which was approved by the Company's Shareholders in January 2000. The 2000 Plan authorized continued annual grants at the same level of up to an additional 100,000 options. In August, 2000, the Board of Directors approved an amendment to the 2000 Plan discontinuing further option grants under the 2000 Plan. At September 30, 2000, 74,500 and 20,000 options had been granted, of which 62,500 and 20,000 were outstanding, under the 1994 and 2000 Plans, respectively. Options granted under either Plan become exercisable in equal thirds 30, 42 and 54 months after grant and expire 60 months after grant.


Advest equity plans

Since 1995, the Company has offered the Advest Equity Plans (the "Equity Plan") to certain eligible employees. The Equity Plan is a salary deferral investment program and is described in more detail in Note 10. For deferrals during calendar 2000 through June 30, 2000, 188,355 options were granted. For deferrals during calendar 1999 and 1998, respectively, 124,130 and 91,724 options were granted. Options granted under the equity plans are nonqualified stock options which will become exercisable five years after the end of the plan year and expire two years later. In August, 2000, the Board of Directors amended the Equity Plan to terminate further deferrals under the Equity Plan after July 31, 2000.


Exercise price of options

All options granted by the Company to date, or which may be granted under all plans, have or will have exercise prices not less than 100% of the fair market value of the Company's common stock on the date of grant.


Pro forma compensation expense

The Company applies the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation and, accordingly, no compensation cost has been recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, "Accounting for Stock-Based Compensation", the Company's net earnings would have been the pro forma amounts indicated below:

In thousands                           2000            1999              1998
------------                           ----            ----              ----
Net earnings
         As reported                 $21,024          $13,551           $17,952
         Pro forma                    20,453           12,901            17,573

Basic earnings per share
         As reported                 $  2.65          $  1.69           $  2.20
         Pro forma                      2.58             1.61              2.16

Diluted earnings per share
         As reported                 $  2.30          $  1.48           $  1.92
         Pro forma                      2.23             1.41              1.88

         Pro forma compensation expense associated with option grants is recognized over the vesting period. The impact of applying SFAS 123 on pro forma disclosure for the years shown is not fully representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of 1998, 1999, 2000 and subsequent grants. However all options will vest and be cashed out prior to the closing date of the Company's acquisition by MONY.


Stock option activity

Transactions under the Company's stock option plans are summarized below:

                                 Number of           Weighted-average
                                  shares              exercise price
                                  ------              --------------
Options outstanding at
    September 30, 1997            865,984                $ 9.35
        Granted                   127,533                 26.13
        Forfeited                 (14,031)                 6.51
        Exercised                (144,506)                12.45
                                 --------
Options outstanding at
    September 30, 1998            834,980                 12.34
        Granted                   249,336                 18.82
        Forfeited                 (38,393)                12.28
        Exercised                 (18,989)                 8.11
                                  -------
Options outstanding at
    September 30, 1999          1,026,934                 13.99
        Granted                   406,624                 18.43
        Forfeited                (208,992)                21.45
        Exercised                (242,915)                 7.43
                               ----------
OPTIONS OUTSTANDING AT
    SEPTEMBER 30, 2000            981,651                $15.89
                               ==========

         At September 30, 2000, 1999 and 1998, options were exercisable, respectively, on 66,084, 224,327 and 151,348 shares and the weighted average exercise prices were $14.63, $7.22 and $6.84.

         The weighted-average fair value of options granted in 2000, 1999, and 1998 were $7.60, $7.46 and $10.16 per option, respectively. Fair value is estimated as of the grant date based on a Black-Scholes option pricing model using the following weighted-average assumptions:



                                      2000             1999             1998
                                      ----             ----             ----
Risk-free interest rate                6.51%            5.07%          5.59%
Expected life                       5.35 YRS         5.64 yrs         5.19 yrs
Expected volatility                    39.3%            37.8%          36.0%
Dividend yield                         1.10%            1.10%          0.79%

         The following table summarizes information related to outstanding and exercisable options at September 30, 2000:

                                                       Options outstanding                            Options exercisable
                                            --------------------------------------------------        -------------------
                                                            Weighted-             Weighted-                       Weighted-
                                                            average                average                         average
                                            Number of       exercise             remaining            Number of    exercise
Exercise prices                               shares         price             life (in years)         shares        price
---------------                             ---------       ---------          ---------------         --------   ---------
  $8.50-$11.38                               323,922        $  9.60                 2.5                29,496       $  9.93
  $15.44-$22.63                              624,302          18.59                 6.1                36,588         18.42
  $23.75-$30.00                               33,427          26.38                 3.3                    --
                                             -------        ------                  ---                ------       ------
Total                                        981,651        $15.89                  4.8                66,084       $14.63
                                             =======        ======                  ===                ======       ======

NOTE 10: EMPLOYEE COMPENSATION AND BENEFIT PLANS

Advest Thrift Plan

The Company maintains the Advest Thrift Plan (the "Thrift Plan") which is a qualified employee stock ownership plan ("ESOP") and 401(k) plan covering all employees who have completed one year of service. The Company matches 100% of participants' contributions to their Thrift Plan accounts up to 2% of compensation. In addition, the Company has made or will make discretionary contributions to participants' Thrift Plan accounts equal to 1.5%, 1.5% and 2.5% of their compensation for the calendar years ended December 31, 2000, 1999 and 1998, respectively. For fiscal 2000, effective at the closing for the Company's merger with MONY (see Note 2) the Company will make a discretionary contribution to each participant's Thrift Plan account of 20 shares of common stock of MONY. All employees, regardless of employment tenure, will receive the discretionary contribution. Contribution expense for fiscal 2000, 1999 and 1998 was $4,400,000, $3,573,000 and $4,324,000, respectively. No ESOP contributions have been made by the Company since 1993.


Defined Benefit Plans

The Company's Account Executive Nonqualified Defined Benefit Plan (the "AE Defined Benefit Plan"), effective October 1, 1992, as amended, offers certain high-performing financial advisors retirement benefits based upon a formula reflecting their years of service, the gross commissions they generate and Company contributions to their Thrift Plan 401(k) accounts. During fiscal 2000, the Company amended the AE Defined Benefit Plan to permit commencement of benefit distributions at age 55 under some circumstances, and to provide other enhanced benefits to participants.

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

         Although the AE Defined Benefit Plan and the Executive Defined Benefit Plan are considered to be "unfunded," assets have been set aside in revocable trusts for each to fund future payments. These trusts are available to general creditors of the Company in the event of liquidation. The fair value of these trusts, which are included in trading securities and other assets, at September 30, 2000 was $15,903,000, which was more than the projected benefit obligation by $2,910,000.

         The following table sets forth the status of the AE Defined Benefit Plan and Executive Defined Benefit Plan as well as amounts recognized in the Company's consolidated financial statements at September 30, 2000 and 1999:

In thousands                                              2000               1999
Change in benefit obligations:
Benefit obligation, beginning of year                 $ 10,670            $ 9,686
Service cost                                             1,281              1,302
Interest cost                                              837                625
Amendments                                                 504                391
Actuarial (gain) loss                                     (270)            (1,328)
Benefits paid                                              (29)                (6)
                                                      --------           --------
Benefit obligation, end of year                       $ 12,993           $ 10,670
                                                      ========           ========

Change in Plan Assets:
Fair value of plan assets at beginning of year        $     --           $     --
Employer contribution                                       29                  6
Benefits paid                                              (29)                (6)
                                                      --------           --------
Fair value of plan assets at end of year              $     --           $     --
                                                      ========           ========

Funded status                                         $(12,993)          $(10,670)
Unrecognized actuarial (gain) loss                        (524)              (281)
Unrecognized prior service cost                          1,126                742
                                                      --------           --------
Accrued benefit cost                                  $(12,391)          $(10,209)
                                                      ========           ========

         Pension expense for the plans for the three years in the period ended September 30, 2000 is included in the following components:

In thousands                                  2000               1999               1998
------------                                  ----               ----               ----
Service cost                                 $1,282             $1,302             $1,167
Interest cost                                   837                625                558
Recognized net actuarial (gain) loss            (28)                (2)                 6
Amortization of prior service cost              121                 72                 53
                                             ------             ------             ------
Net benefit costs                            $2,212             $1,997             $1,784
                                             ======             ======             ======

         The following table provides the assumptions used in determining the projected benefit obligation for the plans for the three years in the period ended September 30, 2000:

                                                      2000              1999              1998
                                                      ----              ----              ----
Weighted average discount rate                        8.00%             7.625%           6.50%
Rate of increase in future compensation levels        5.00%             5.00%            5.00%


Equity Plans

The Company has offered the Advest Equity Plan (the "Equity Plan") to certain top performing financial advisors and designated key employees since the 1995 calendar year. The Equity Plan allows those employees to defer a portion of their compensation on a calendar year basis, and invest it on a pre-tax basis in units consisting of one share of the Company's common stock and one option to purchase an additional share of common stock. The share portion of the unit is issued monthly from treasury stock and will be restricted for three years after the year of deferral. The option portion is described under Note 9. Both the restricted stock and options will be subject to forfeiture under certain circumstances. The Company offers similar plans to executive officers. In August, 2000, the Board of Directors amended the Equity Plan to terminate further deferrals after July 31, 2000 due to the Company's pending acquisition by MONY, discussed in Note 2.

         Under the Advest Equity Plan and other arrangements, restricted stock awards are made, and shares issued, to certain key employees without cash payment by the employee. The shares are restricted for a vesting period, generally five years from the award date. Certain key employees were awarded, net of forfeitures, 26,575 and 44,872 shares of restricted stock, with a fair value of $405,000 and $1,262,000, during 2000 and 1999, respectively. As of September 30, 2000, stock awards for 125,955 shares were outstanding, with restrictions expiring at various dates through 2010. The deferred cost of the restricted stock awards is amortized on a straight-line basis.

         Under the Key Professionals Equity Plan and under employment agreements with certain key employees, a portion of the key employee's compensation is invested in restricted shares of the Company's stock on a discounted basis. Under these arrangements, during fiscal 2000 and 1999, 14,058 and 17,024 shares were issued with a fair value of $279,000 and $343,000, respectively, at discounts ranging from 75% to 80% of fair market value. These shares are subject to forfeiture if certain conditions are not met.

         Under the terms of the merger agreement between the Company and MONY described in Note 2, at the time of the merger each restricted share will be converted into a combination of 50% cash and 50% MONY common stock. Immediately after the merger, the cash will be distributed to the participants. The shares of MONY stock will vest immediately, except that shares received by the Company's executive officers, shares received with respect to the Key Professionals Equity Plan, and shares received with respect to certain individual stock awards aggregating more than 2,599 shares, will continue to be restricted and will vest on the schedule previously established.


Management Incentive Plan

The Company has a Management Incentive Plan (the "MIP") which provides for incentive compensation to certain salaried employees. Compensation is presently based on the Company's pre-tax income. During fiscal 2000, 1999 and 1998, MIP compensation was $2,995,000, $1,777,000 and $2,812,000, respectively.

         In order to incent designated executive officers, management personnel and other key employees subsequent to the merger, the Company will establish new Key Employees Incentive Plan providing for aggregate incentives of up to $15 million based upon achievement of certain performance goals.

NOTE 11: CAPITAL AND REGULATORY REQUIREMENTS

Advest is subject to the net capital rule adopted and administered by the NYSE and the SEC. Advest has elected to compute its net capital under the alternative method of the rule which requires the maintenance of minimum net capital equal to 2% of aggregate debit balances arising from customer transactions, as defined. The NYSE also may require a member firm to reduce its business if net capital is less than 4% of aggregate debit balances and may prohibit a member firm from expanding its business and declaring cash dividends if net capital is less than 5% of aggregate debit balances. As of September 30, 2000, Advest's regulatory net capital of $77,115,000 was 10.17% of aggregate debit balances and exceeds required net capital by $61,950,000.

         Advest maintains separate accounts for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows Advest to maintain the required amounts in cash or qualified securities.

         Under bank regulatory restrictions, the Bank is required to maintain a minimum level of capital. With its conversion to a federal charter during fiscal 1997, the Bank is required to limit annual dividends to a percentage of retained net income of the most recent four-quarter period, as defined. No dividends were declared or paid by the Bank during the past three fiscal years. At September 30, 2000, the Bank's Tier 1 leverage capital, Tier 1 risk-based, and total risk-based capital ratios were 62.53%, 169.33% and 169.33%, respectively, which met all regulatory requirements for well capitalized banks.


NOTE 12: INCOME TAXES

The provision for income taxes for the years ended September 30, 2000, 1999 and 1998 consisted of the following:

In thousands                                 2000               1999               1998
------------                                 ----               ----               ----
Current:
    Federal                                 $11,029             $7,559            $11,645
    State and local                           3,189              2,006              3,666
                                            -------             ------            -------
                                             14,218              9,565             15,311
                                            -------             ------            -------

Deferred:
    Federal                                     (23)              (743)            (3,259)
    State and local                             202                103             (1,199)
                                            -------             ------            -------
                                                179               (640)            (4,458)
                                            -------             ------            -------

Provision for income taxes                  $14,397             $8,925            $10,853
                                            =======             ======            =======

         At September 30, 2000 and 1999, deferred tax assets and liabilities were comprised of:

In thousands                                              2000                 1999
------------                                              ----                 ----
Deferred tax assets:
    Provision for credit losses and
        asset devaluation                                $2,531               $3,006
    Employee benefits                                     6,398                6,629
    State tax credits                                        --                  144
    Other                                                     9                   91
                                                         ------               ------
Total deferred tax assets                                $8,938               $9,870
                                                         ------               ------

Deferred tax liabilities:
    Tax loan loss reserve in
        excess of base year                              $  201               $  301
    Depreciation                                          1,103                  964
    Partnership basis difference                          1,687                1,743
    Other                                                    28                  333
                                                         ------               ------
Total deferred tax liabilities                           $3,019               $3,341
                                                         ------               ------
    Net deferred tax assets                              $5,919               $6,529
                                                         ======               ======

         The Company will only recognize a deferred tax asset when, based on available evidence, realization is more likely than not. Accordingly, at September 30, 2000 and 1999, the Company has recorded no valuation allowance against federal and state deferred tax assets based on reversals of existing taxable amounts and anticipated future earnings.

         Effective fiscal 1997, the Bank changed its tax bad debt method to the specific charge-off method in accordance with provisions of the Small Business Job Protection Act. The change in method resulted in taxable income of approximately $1,485,000 representing the excess of the Bank's tax bad debt reserve at September 30, 1996 over the reserve that arose in tax years beginning before December 31, 1987 (base year reserve). Generally, the income is being recognized ratably over a six-year period. Accordingly, the deferred tax liability resulting from the change in method is approximately $201,000 and $301,000, at September 30, 2000 and 1999, respectively.

         As of September 30, 1998, the Bank did not record a deferred tax liability for its base year reserve of $2,155,000 (as it was not anticipated that a tax liability would be incurred in the foreseeable future.) A tax liability, relating to the base year reserve, would be incurred if certain excess distributions were made with respect to the bank's stock or if the bank failed to qualify as a bank for tax purposes. In May 1999, the Company announced the sale of the Bank's deposit and lending businesses. As a result of this sale, the Bank would make excess distributions with respect to its stock. Accordingly, a deferred tax liability was established at September 30, 1999 in the amount of $862,000. The deferred tax was charged to income from discontinued operations. See Note 3.

         A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows for the three years ended September 30, 2000:

            Percent of pre-tax income                          2000               1999               1998
            -------------------------                          ----               ----               ----
            Statutory income tax rate                          35.0%              35.0%              35.0%
            State and local income taxes,
                net of federal tax effect                       6.3                6.7                6.9

            Recognition of state net
                operating losses                               --                 --                 (1.1)
            Tax-exempt interest income                         (0.4)              (1.0)              (1.1)
            Intangible assets                                   0.3                0.3                0.3
            Other                                              (0.2)              (1.0)              (1.0)
                                                             ------            -------            -------
            Effective income tax rate                          41.0%              40.0%              39.0%
                                                             ======            =======            =======

NOTE 13: COMMITMENTS AND CONTINGENCIES
Leases

The Company conducts all of its operations from leased premises, and leases data processing and communications equipment under noncancelable operating leases primarily varying from one to ten years, with certain renewal options for similar terms. Minimum rentals based upon the original terms (excluding taxes, insurance and maintenance expenses which also are obligations) at September 30, 2000 are (in thousands):

                                                            Data processing
Fiscal year ended                         Office           & communications
September 30,                         facilities                  equipment            Total
2001                                     $ 9,555                    $ 6,591          $16,146
2002                                       9,091                      2,615           11,706
2003                                       8,242                        122            8,364
2004                                       6,788                         --            6,788
2005                                       5,667                         --            5,667
2006 and thereafter                        9,352                         --            9,352
                                         -------                     ------          -------
                                         $48,695                     $9,328          $58,023
                                         =======                     ======          =======

         Rental expense under these leases was $12,030,000, $10,799,000 and $9,637,000 for the years ended September 30, 2000, 1999 and 1998, respectively.


Loan guarantees and letters of credit

At both September 30, 2000 and 1999, Advest was contingently liable under bank letter of credit agreements in the amount of $5,335,000 which are collateralized by securities held in customer accounts.

         At September 30, 2000 and 1999, the Bank and AGI were contingently liable under standby letters of credit and commitments to extend credit to customers in the amount of $0 and $93,628,000, respectively.


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

         Advest seeks to manage the interest rate risk associated with its municipal bond inventories by entering into derivative transactions, principally short-term futures contracts. The average fair value of futures contracts during the years ended September 30, 2000 and 1999 were $624,274 and $680,725, respectively. Net trading profits (losses) of $(47,000), $56,000 and $(162,000) were realized in 2000, 1999 and 1998, respectively. At September 30, 1999, Advest had only nominal open positions. At September 30, 2000, Advest had no open positions. Advest hedges its taxable fixed income positions by taking short positions in like products with similar maturities as well as U.S. treasuries.

         The Bank enters into interest rate cap contracts as part of its interest rate risk management strategy. The notional values do not represent direct credit exposures. The Bank's credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction which is generally netted and paid quarterly.

         At September 30, 1999 the Bank had one interest rate cap contract with a notional value of $5.0 million, strike rate of 6% and unamortized premium of $0.1 million. There were no cap contracts at September 30, 2000.


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


NOTE 16: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The fair values of the Company's financial instruments at September 30, 2000 and 1999 are:

                                                         2000                               1999
                                              -------------------------         --------------------------
                                              CARRYING             FAIR          Carrying             Fair
In thousands                                    AMOUNT            VALUE            amount            value
------------                                    ------            -----            ------            -----
Financial assets:
    Investment securities                      $20,310        $  20,310         $  21,948        $  21,949

Financial liabilities:
    Short-term borrowings                      241,725          241,725           161,007          161,080
    Long-term borrowings                        21,000           21,000            30,526           30,769

                                              NOTIONAL             FAIR          Notional             Fair
In thousands                                    AMOUNT            VALUE            amount            value
------------                                    ------            -----            ------            -----
Unrecognized financial instruments:
    Interest rate caps                           $  --             $ --         $   5,000             $ 49
    Commitments to extend credit                    --               --           (92,924)              --
    Standby letters of credit                   (5,335)             (27)           (6,039)             (27)

NOTE 17: SEGMENT REPORTING

In 1999, the Company adopted the provisions of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's reportable segments are Private Client, Capital Markets, Interest and Other. The Private Client segment includes securities brokerage and investment management services including the sale of equities, mutual funds, fixed income products and insurance to individual investors through Advest's 95 retail offices. The Capital Markets segment includes market-making activities on over-the-counter equities, institutional trading in both equities and fixed income products, trading in corporate bonds, government agency and mortgage-backed securities, corporate underwriting and merger and acquisition, public finance and syndicate participations. Sales credits associated with underwritten offerings are reported in the Private Client segment when sold to individual investors and in the Capital Markets segment when sold to institutional investors. The Interest segment includes revenue from financing margin debits, stock borrowing activities and trading and investment securities. The Other segment includes all corporate expenses and miscellaneous revenues and expenses, which are not allocated to the reportable segments. The Company has not disclosed asset information by segment as the information is not produced internally. All of the Company's business is within the U.S.

The following table summarizes financial information by segment for the three years in the period ended September 30, 2000:

In thousands                                 2000               1999               1998
------------                                 ----               ----               ----
Revenues:
Private Clients                            $262,250           $218,211           $202,205
Capital Markets                              53,026             52,275             41,719
Interest                                     91,214             57,431             57,439
Other                                        12,262              7,321              8,438
                                           --------           --------           --------
                                           $418,752           $335,238           $309,801
                                           ========           ========           ========

Income before taxes:
Private Clients                             $66,964            $53,501            $49,985
Capital Markets                              (4,233)            (5,078)            (4,525)
Interest                                     27,686             22,466             26,098
Other                                       (55,290)           (48,577)           (43,730)
                                           --------           --------           --------
                                            $35,127            $22,312            $27,828
                                            =======            =======            =======

QUARTERLY FINANCIAL INFORMATION (unaudited)

In millions, except                        2000 by fiscal quarters                  1999 by fiscal quarters
                                   ---------------------------------------    ------------------------------------
per share data                       1st*       2nd*      3rd        4th       1st       2nd       3rd        4th
--------------                       ----       ----      ---        ---       ---       ---       ---        ---
Revenues                           $ 103.3    $ 113.9    $99.1     $ 102.4    $82.6     $79.7     $86.7      $86.2
Income before taxes                $   9.5    $  10.1    $ 7.3     $   8.2    $ 7.5     $ 4.8     $ 4.9      $ 5.1
Income from continuing
    operations                     $   5.5    $   5.8    $ 4.6     $   4.8    $ 4.5     $ 2.9     $ 2.9      $ 3.1
Income from discontinued
    operations                         0.3         --       --          --      0.2       0.1       0.3        0.3
Loss on sale of discontinued
    operations                          --         --       --          --       --        --      (0.7)        --
                                   -------    -------    -----     -------    -----     -----     -----      -----
Net income                         $   5.8    $   5.8    $ 4.6     $   4.8    $ 4.7     $ 3.0     $ 2.5      $ 3.4
                                   =======    =======    =====     =======    =====     =====     =====      =====

Per share data:
 Basic earnings:
   Continuing operations           $  0.70    $  0.73    $0.57     $  0.62    $0.57     $0.36     $0.36      $0.38
   Discontinued operations            0.03         --       --          --     0.02      0.02      0.04       0.03
   Loss on sale of discontinued
     operations                         --         --       --          --       --        --     (0.09)        --
                                   -------    -------    -----     -------    -----     -----     -----      -----
 Net income                        $  0.73    $  0.73    $0.57     $  0.62    $0.59     $0.38     $0.31      $0.41
                                   =======    =======    =====     =======    =====     =====     =====      =====

 Diluted earnings:
   Continuing operations           $  0.60    $  0.63    $0.50     $  0.53    $0.49     $0.32     $0.32      $0.33
   Discontinued operations            0.03        --        --          --     0.02      0.01      0.04       0.03
   Loss on sale of discontinued
     operations                         --        --        --          --       --        --     (0.08)        --
                                   -------    -------    -----     -------    -----     -----     -----      -----
 Net income                        $  0.63    $  0.63    $0.50     $  0.53    $0.51     $0.33     $0.28      $0.36
                                   =======    =======    =====     =======    =====     =====     =====      =====

 Dividends                         $  0.05    $  0.06    $0.06     $  0.06    $0.04     $0.05     $0.05      $0.05

 Stock price range: High           $20-9/16   $20-1/8    $21-15/16 $33-15/16  $23-7/16  $25-1/4   $22-3/16   $25-1/8
                    Low            $16        $15-5/8    $16-7/8   $20-3/4    $14-1/8   $18-3/8   $18-5/16   $17-1/2
                    Close          $18-3/8    $19        $20-15/16 $31-11/16  $18-1/2   $18-1/2   $19-15/16  $18-1/4

                        Report of Independent Accountants


To the Board of Directors and Shareholders of The Advest Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Advest Group, Inc. and its subsidiaries (the "Company") at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.



PricewaterhouseCoopers, LLP

Hartford, CT
October 25, 2000, except for Note 2 as to which the date is November 21, 2000.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's independent accountants on any accounting or financial disclosure matters.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required for "Directors" by this item is included under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held in calendar 2001, if such a meeting is held. Such information is hereby incorporated by reference.

         The following table sets forth the executive officers of the Company at January 2, 2001. Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

                                                                                                    Executive
                                                                                                      Officer
Name                                Age                          Office                                Since
----                                ---                          ------                              --------
Grant W. Kurtz                      58           President and Chief Executive Officer                   1985

Allen G. Botwinick                  57           Executive Vice President of Administration
                                                   and Operations                                        1980

George A. Boujoukos                 66           Senior Executive Vice President and Director
                                                   Capital Markets of Advest, Inc.                       1977

Lee G. Kuckro                       59           Executive Vice President, Secretary
                                                   and General Counsel                                   1978

Martin M. Lilienthal                58           Executive Vice President, Treasurer and
                                                   Chief Financial Officer                               1977

Daniel J. Mullane                   47           President of Private Client Group of
                                                   Advest, Inc.                                          2000

Item 11.  Executive Compensation

The information required by this item is included under the caption "Remuneration of Directors and Officers" and "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held in calendar 2001, if such a meeting is held. Such information is hereby incorporated by reference.


Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The information required by this item is contained under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held in calendar 2001, if such a meeting is held. Such information is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

The information required by this item is included under the caption "Certain Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting to be held in calendar 2001, if such a meeting is held. Such information is hereby incorporated by reference.

                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                  Page Reference
                                                                                  --------------
(a)   1. Financial Statements
         The Consolidated Financial Statements and The Report of
             Independent Accountants contained herein:
         Consolidated Statements of Earnings                                             24
         Consolidated Balance Sheets                                                     25
         Consolidated Statements of Cash Flows                                           26
         Consolidated Statements of Changes in Shareholders' Equity                      27
         Notes to Consolidated Financial Statements                                     28-45
         Report of Independent Accountants                                               47

      2. Financial Statement Schedule
         Report of Independent Accountants on schedule                                   56
         Schedule II - Valuation and Qualifying Accounts                                 57

      3.  Exhibits

         The following is a list of exhibits to this Report on Form 10-K filed herewith or incorporated by reference herein.

                                                          Prior Filing(s) to which Reference is made,
Exhibit     Description                                   if applicable
-------     -----------                                   --------------------------------------------
2(a)        Agreement and Plan of Merger dated            Exhibit 2.1 to Report on Form 8-K dated
            as of August 23, 2000 by and among            September 1, 2000 of The MONY Group Inc.
            The MONY Group Inc., MONY
            Acquisition Corp. and The Advest
            Group, Inc.

3(a)        Restated Certificate of                       Exhibit 3(a) to Registrant's
            Incorporation of Registration                 Report on Form 10-Q for the quarter ended
                                                          March 31, 1989

3(b)        By-laws of Registrant, as restated            Exhibit 3(b) to Registrant's Report on Form 10-Q
            and amended                                   for the quarter ended March 31, 1989 and Exhibit
                                                          3(a) to Registrant's Report on Form 10-Q for the
                                                          quarter ended June 30, 1990

3(c)        Second Amendment to Restated                  Exhibit 3(c) to Registrant's Report on Form
            By-laws of Registrant                         10-K for its fiscal year ended September 30, 1997

                                                          Prior Filing(s) to which Reference is made,
Exhibit     Description                                   if applicable
-------     -----------                                   --------------------------------------------
4(a)        Shareholder Rights Agreement                  Exhibit to Registrant's Report on Form 8-K dated
            dated as of October 31, 1988,                 November 1, 1988; to Exhibit 4 to Registrant's
            as amended on March 12, 1998                  Report on Form 8-K dated March 13, 1998 and
            and August 23, 2000                           Exhibit 3 to Registrant's Report on Form 8-A/A filed
                                                          December 21, 2000

10(a)       Registrant's 1994 Non-Employee                Exhibit A to Registrant's Proxy Statement
            Director Stock Option Plan, as                December 20, 1994; Exhibit 10(b) to
            amended                                       Registrant's Report on Form 10-K for its
                                                          fiscal year ended September 30,1998

10(b)       Registrant's 2000 Non-Employee                Exhibit B to Registrant's Proxy Statement
            Director Stock Option Plan                    for its Annual Meeting of Stockholders to be
                                                          held January 27, 2000

10(c)       Registrant's 1993 Stock Option                Exhibit A to Registrant's Proxy Statement
            Plan                                          dated December 21, 1993

10(d)       Registrant's 1999 Stock Option                Exhibit B to Registrant's Proxy Statement for
            Plan                                          its Annual Meeting of Stockholders to be
                                                          held January 27, 2000

10(e)       Registrant's Deferred                         Exhibit 10(f) to Registrant's Report on Form
            Compensation Savings and                      10-K for the fiscal year ended September 30,
            Investment Plan, Amended and                  1989, Exhibit 10(j) to Registrant's Report on
            Restated as of November 17,                   Form 10-K for its fiscal year ended September 30,
            1989, as amended                              1990 and Exhibit 10(b) of Registrant's Report on
                                                          Form 10-Q for the quarter ended December 31,
                                                          1992

10(f)       Non-Employee Director Equity                  Exhibit 10(b) to Registrant's Report on Form
            Plan                                          10-Q for the quarter ended June 30, 1996

10(g)       Key Professionals Equity Plan,                Exhibit 10(g) to Registrant's Report on Form
            as amended and restated as of                 10-K for its fiscal year ended September 30, 1997
            October 1, 1997

                                                          Prior Filing(s) to which Reference is made
Exhibit     Description                                   if applicable
-------     -----------                                   --------------------------------------------
10(h)       Forms of Executive Officer                    Exhibit 10 to Registrant's Report on Form 10-Q
            Restricted Stock and Stock                    for the quarter ended December 31, 1994 and
            Option Agreement for 1995,                    Exhibit 10(c) to Registrant's Report on Form
            1996 (as supplemented)                        10-Q for the quarter ended June 30, 1996 and
            and 1997 and 1998                             Exhibit 4.4 to Registrant's Registration Statement
                                                          on Form S-8, File No. 333-17711; Exhibit
                                                          4.5 to Registrant's Registration Statement on
                                                          Form S-8, File No. 333-17711; and
                                                          Exhibit 10(i) to Registrant's Report on Form
                                                          10-K for its fiscal year ended September 30, 1997

10(i)       The Advest Thrift Plan, amended               Exhibit 10(j) to Registrant's Report on Form 10-K
            and restated effective as of                  for its fiscal year ended September 30, 1999
            January 1, 1999

10(j)       First Amendment to                            Filed Herewith
            The Advest Thrift Plan

10(k)       Registrant's Account Executive                Exhibit 10(m) to Registrant's Report on Form
            Nonqualified Defined Benefit                  10-K for its fiscal year ended September 30,
            Plan, as amended                              1993, Exhibit 10(p) to Registrant's Report on
                                                          Form 10-K for its fiscal year ended September 30,
                                                          1995; Exhibit 10(f) to Registrant's Report on
                                                          Form 10-Q for the quarter ended June 30, 1996 and
                                                          Exhibits 10(a) and 10(b) to Registrant's Report on
                                                          Form 10-Q for the quarter ended June 30, 2000

10(l)       Registrant's Nonqualified                     Exhibit 10(n) to Registrant's Report on Form
            Executive Post-employment                     10-K for its fiscal year ended September 30, 1994
            Income Plan, as amended                       and Exhibit 10(e) to Registrant's Report on Form
                                                          10-Q for the quarter ended June 30, 1996;
                                                          Exhibit 10(b) to Registrant's Report on Form
                                                          10-Q for its fiscal quarter ended June 30, 1999

10(m)       Registrant's 1995 through 1998                Exhibit 4.1 to Registrant's Registration Statement
            Advest Equity Plans                           on Form S-8, File No. 33-56275; Exhibit 4 to
                                                          Registrant's Registration Statement on Form S-8,
                                                          File No. 333-00797; Exhibit 4.3 to
                                                          Registrant's Registration Statement on Form S-8,
                                                          File No. 333-17711; and Exhibit 10(p) to
                                                          Registrant's Report on Form10-K for its fiscal
                                                          year ended September 30, 1997

                                                          Prior Filing(s) to which Reference is made,
Exhibit     Description                                   if applicable
-------     -----------                                   --------------------------------------------
10(n)       Advest Equity Plan, amended                   Exhibit 10(n) to Registrant's Report on Form 10-K
            and restated as of June 3, 1999               for its fiscal year ended September 30, 1999

10(o)       Amended and Restated                          Exhibit 10(h) to Registrant's Report on Form
            Employment Agreement with                     10-Q for the quarter ended June 30, 1996;
            former Chief Executive Officer,               Exhibit 10(a) to Registrant's Report on Form
            as amended                                    10-Q for its fiscal quarter ended December 31,
                                                          1998

10(p)       Employment Agreement with                     Exhibit 10(r) to Registrant's Report on Form
            Chief Executive Officer and                   10-K for its fiscal year ended September 30, 1997;
            President, as amended                         Exhibit 10(a) Registrant's Report on Form 10-Q
                                                          for its fiscal quarter ended June 30, 1999


10(q)       Form of Executive Agreement dated             Exhibit 10(q) to Registrant's Report on Form
            September 24, 1998                            10-K for its fiscal year ended September 30, 1998

10(r)       Note Purchase Agreement of                    Exhibit 10(a) to Registrant's Report on Form
            Registrant dated as of December 27,           10-Q for the quarter ended December 31, 1996
            1996 with respect to Registrant's
            7.95% Senior Notes due December
            31, 2003

10(s)       Cash Subordination Agreement of               Exhibit 10(b) to Registrant's Report on Form
            the Registrant dated as of January 31         10-Q for the quarter ended December 31, 1996
            1997

10(t)       Support Agreement dated as of                 Exhibit 10.1 to Report on Form 8-K dated
            August 23, 2000 by and among The              September 1, 2000 of The MONY Group, Inc.
            MONY Group Inc., Peter R. Kellogg,
            Grant W. Kurtz, Allen Weintraub, and
            George A. Boujoukos.

10(u)       Stock Option Agreement dated as of            Exhibit 10.2 to Report on Form 8-K dated
            August 23, 2000 by and between The            September 1, 2000 of The MONY Group, Inc.
            Advest Group, Inc. and The MONY
            Group Inc.

10(v)       First Amendment to                            Filed Herewith
            The Advest Thrift Plan

10(w)       Form of Executive Agreement                   Filed Herewith
            dated August 23, 2000

                                                          Prior Filing(s) to which Reference is made,
Exhibit     Description                                   if applicable
-------     -----------                                   --------------------------------------------
10(x)       Employment Agreement dated                    Filed Herewith
            August 23, 2000 between MONY and
            Registrant's Chief Executive Officer

10(y)       Change of Control Employment                  Filed Herewith
            Agreement dated August 23, 2000
            between MONY Life Insurance
            Company and Registrant's Chief
            Executive Officer

10(z)       Letter Agreement dated August 23,             Filed Herewith
            2000 between Registrant and former
            Chief Executive Officer amending
            prior Employment Agreement


21          Subsidiaries                                  Filed Herewith

23          Consent of Independent                        Filed Herewith
            Accountants

27          Financial Data Schedule                       Selected financial data - for EDGAR electronic
                                                          filing only to SEC


(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE ADVEST GROUP, INC.



                               By   /s/ Grant W. Kurtz          January 10, 2001
                                  -----------------------------
                                   Grant W. Kurtz
                                   President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Weintraub                           Chairman of the Board                       January 10, 2001
-------------------------------
Allen Weintraub



                                              President, Chief Executive
/s/ Grant W. Kurtz                            Officer and Director                        January 10, 2001
---------------------------------
Grant W. Kurtz



                                              Executive Vice President and
                                              Treasurer (Chief Financial
                                              and Principal Accounting
/s/ Martin M. Lilienthal                      Officer)                                    January 10, 2001
-------------------------------
Martin M. Lilienthal



/s/ Sanford Cloud, Jr.                        Director                                    January 10, 2001
----------------------------------
Sanford Cloud, Jr.



/s/ Ronald E. Compton                         Director                                    January 10, 2001
------------------------------
Ronald E. Compton



/s/ Richard G. Dooley                         Director                                    January 10, 2001
--------------------------------
Richard G. Dooley

                                   SIGNATURES



/s/ William B. Ellis                          Director                                    January 10, 2001
--------------------------------
William B. Ellis



/s/ Robert W. Fiondella                       Director                                    January 10, 2001
------------------------------
Robert W. Fiondella



/s/ Peter R. Kellogg                          Director                                    January 10, 2001
---------------------------------
Peter R. Kellogg



/s/ Marne Obernauer, Jr.                      Director                                    January 10, 2001
------------------------------
Marne Obernauer, Jr.



/s/ Barbara L. Pearce                         Director                                    January 10, 2001
---------------------------------
Barbara L. Pearce

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Shareholders
  of The Advest Group, Inc.:



Our audits of the consolidated financial statements referred to in our report dated October 25, 2000, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                         /s/ PricewaterhouseCoopers LLP





Hartford, Connecticut
October 25, 2000, except for Note 2 as to which the date is November 21, 2000.

                                                                     SCHEDULE II


                     THE ADVEST GROUP, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                                                       Additions
                                                    Balance at        charged to      Charge-offs           Balance
                                                     beginning          cost and              and            at end
In thousands                                         of period          expenses       recoveries         of period
------------                                         ---------          --------       ----------         ---------
For the years ended September 30,

2000
Credit losses:
        Brokerage customers                            $   548             $ 109           $  (43)          $   614
Asset devaluation:
        Other investments/assets                         1,740              (275)            (758)              707
                                                       -------            -------          -------         --------
                                                        $2,288             $(166)           $(801)           $1,321
                                                        ======             ======           ======           ======


1999
Credit losses:
        Brokerage customers                            $   791              $100            $(343)          $   548
Asset devaluation:
        Other investments/assets                         1,371               503             (134)            1,740
                                                       -------             -----           -------          -------
                                                        $2,162              $603            $(477)           $2,288
                                                        ======              ====            ======           ======


1998
Credit losses:
        Brokerage customers                            $   719            $   88           $  (16)          $   791
Asset devaluation:
        Other investments/assets                         1,507               (13)            (123)            1,371
                                                       -------           --------          -------          -------
                                                        $2,226            $   75            $(139)           $2,162
                                                        ======            ======            ======           ======

                                    FORM 10-K

                                  Exhibit Index

  Exhibit         Description
  -------         -----------
   10(j)          First Amendment to The Advest Thrift Plan

   10(v)          Second Amendment to The Advest Thrift Plan

   10(w)          Form of Executive Agreement dated August 23, 2000

   10(x)          Employment Agreement dated August 23, 2000 between
                       MONY and Registrant's Chief Executive Officer

   10(y)          Change of Control Employment Agreement dated August 23, 2000 between MONY Life Insurance Company and Registrant's
                       Chief Executive Officer

   10(z)          Letter Agreement dated August 23, 2000 between Registrant
                       and former Chief Executive Officer amending prior
                       Employment Agreement

     21           Subsidiaries

     23           Consent of PricewaterhouseCoopers LLP

     27 Financial Data Schedule (Selected financial data - for EDGAR electronic filing only to SEC)