Form 10-K/A
period 2000-09-30
ADVEST GROUP INC
filed 2001-01-29
CIK 319489

________________________________________________________________________________
                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  Form 10-K/A

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the fiscal year ended September 30, 2000
                                      Or
( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.
            For the transition period from __________ to __________
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

Indicate by an (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No _____
                                        -----

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

     The Advest Group, Inc. hereby amends its annual report on Form 10-K for the fiscal year ended September 30, 2000 to add the information set below as Part III of the Form 10-K.

                                   Part III
                                   --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Executive Officers

     The following table sets forth the executive officers of the Company at January 16, 2001. Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

                                                                            Executive
                                                                             Officer
Name                    Age                     Office                        Since
----                    ---                     ------                      ---------
Grant W. Kurtz           58    President and Chief Executive Officer           1989

Allen G. Botwinick       57    Executive Vice President of Administration
                                 and Operations                                1980
George A. Boujoukos      66    Senior Executive Vice President and Director
                                 Capital Markets of Advest, Inc.               1977
Lee G. Kuckro            59    Executive Vice President, Secretary
                                 and General Counsel                           1978
Martin M. Lilienthal     58    Executive Vice President, Treasurer and
                                 Chief Financial Officer                       1977
Daniel J. Mullane        47    President of Private Client Group of
                                 Advest, Inc.                                  2000

Directors

The Company's Certificate of Incorporation provides for a Board of Directors divided into three classes whose terms expire at different times. The Board of Directors has fixed the number of directors at ten. Information regarding these ten directors is set forth below.

Members of the Board with Terms Expiring at the 2001 Annual Meeting

Ronald E. Compton                                                 Director since
                                                                  1998

Mr. Compton, age 67, is retired Chairman of Aetna Inc., retiring from that company in March 1998. After joining Aetna in 1954, Mr. Compton held various positions of increasing responsibility. He served as President from July 1988 to March 1997 and from May 1997 to July 1997. He was appointed Chairman, President and Chief Executive Officer of Aetna in March 1992 and held the Chief Executive Officer position until July 1997.

William B. Ellis                                                 Director since
                                                                 1996

Mr. Ellis, age 60, is a Senior Fellow at Yale University School of Forestry and Environmental Studies. Prior to August 1995 he served as Chairman of the Board of Northeast Utilities and prior to 1993 he served as Chief Executive Officer of that corporation. Mr. Ellis is a Director of Catalytica Energy Systems, Inc., Massachusetts Mutual Life Insurance Company and the Greater Hartford Chamber of Commerce. He also serves on the Board of the National Museum of Natural History of the Smithsonian Institution, the Conservation Science Advisory Board of The Nature Conservancy, and the Board of the Pew Center on Global Climate Change, and is Chairman of the Board of the HIV Action Initiative.

Marne Obernauer, Jr.                                             Director since
                                                                 1998

Mr. Obernauer, age 57, is Vice Chairman of Applied Graphics Technologies, Inc. ("AGT"). Mr. Obernauer served as Chairman and Chief Executive Officer of Devon Group, Inc. from 1983 until the merger of Devon Group, Inc. with AGT in May 1998. He is also Chairman of Beverage Distributors Corp., a Founding Member and Vice Chairman of the American Business Conference, Inc. and a Director of the Committee For A Responsible Federal Budget. He also serves on the Board of Governors of the Association of Yale Alumni.

Members of the Board with Terms expiring at the 2002 Annual Meeting

Richard G. Dooley                                                Director since
                                                                 1983

Mr. Dooley, age 71, served as Executive Vice President and Chief Investment Officer of Massachusetts Mutual Life Insurance Company from 1978 through his retirement in 1993. He continues to act as consultant to that company. Mr. Dooley is a Director of HSB Group, Inc., Jefferies Group, Inc., Kimco Realty Corp., and certain Massachusetts Mutual-sponsored investment companies.

Robert W. Fiondella                                              Director since
                                                                 1984

Mr. Fiondella, age 58, joined the then Phoenix Mutual Life Insurance Company in 1969. He served as General Counsel to Phoenix Mutual until his appointment as Executive Vice President of that corporation in 1983. He is currently the Chairman, President and Chief Executive Officer of Phoenix Home Life Mutual Life Insurance Company and is a Director of Aberdeen Asset Management, PXRE, and Phoenix Duff & Phelps Corporation. Mr. Fiondella served on the Board from 1984 to 1992 and from 1995 to the present.

Peter R. Kellogg                                                  Director since
                                                                  March 2000

Mr. Kellogg, age 58, has worked for over 30 years in the stock brokerage business and has served as Chief Executive Officer and Senior Managing Director of Spear, Leeds & Kellogg, for over 20 years. Spear, Leeds & Kellogg is a New York-based securities brokerage firm, and is a leading specialist firm on the New York and other exchanges and a leading market-maker. After the close of business on October 31, 2000, Spear, Leeds & Kellogg became a wholly-owned
subsidiary of The Goldman Sachs Group, Inc.   Mr. Kellogg also serves on the
Boards of Directors of McM Corporation and the Ziegler Companies.

Members of the Board with Terms Expiring at the 2003 Annual Meeting

Sanford Cloud, Jr.                                                Director since
                                                                  1995

Mr. Cloud, age 56, has been President and Chief Executive Officer of the National Conference for Community and Justice since April 1994. Prior to that, he was an attorney in private practice (from 1993 to 1994) and Vice President, Corporate Public Involvement for Aetna Life and Casualty Company and Executive Director of the Aetna Foundation (from 1986 to 1992). Mr. Cloud is a Director of Tenet Healthcare Corp. and Northeast Utility System and is Chairman of the Board of Ironbridge Mezzanine Fund, L.P.

Grant W. Kurtz                                                    Director since
                                                                  1989

Mr. Kurtz, age 58, has served as Chief Executive Officer of the Company and Advest, Inc. since April 1999. Mr. Kurtz joined the Company in 1985 and became Senior Executive Vice President of the Company and Advest, Inc. in 1988. In October 1990, Mr. Kurtz became President of Advest, Inc. and in March 1995 he became President of the Company. Mr. Kurtz is a member of the Board of Directors of The Securities Industry Association, The Connecticut Council on Economic Education, The Connecticut Business and Industry Association, The Connecticut Rivers Council of Boy Scouts of America and the Connecticut Capitol Region Growth Council, Inc.

Barbara L. Pearce                                                 Director since
                                                                  1996

Ms. Pearce, age 46, has been President of H. Pearce Real Estate Company, a full-service real estate firm located in New Haven, Connecticut, since 1986. Ms. Pearce is Chair of the Board of Long Wharf Theatre, Chair of the Greater New Haven Regional Leadership Council, and a Director of the International Festival of Arts & Ideas and the Yankee Chapter of the Young Presidents Organization.

Allen Weintraub                                                   Director since
                                                                  1977

Mr. Weintraub, age 65, is Chairman of the Board of the Company and served as its Chief Executive Officer until stepping down in April 1999. Mr. Weintraub joined a predecessor company in 1955 and became President of the Company in 1989, Chief Executive Officer in 1990 and Chairman of the Board in December 1993. He is a Director of Phoenix Real Estate Securities, Inc.

Committees of the Board of Directors

The Board of Directors has an Executive Committee, an Audit Committee, a Nominating Committee and a Human Resources Committee.

The Executive Committee, which consists of Messrs. Kurtz (Chairman), Dooley, Fiondella and Weintraub, has authority to act on behalf of the Board of Directors between the meetings of the Board except with respect to fundamental changes and certain other major matters.

The Audit Committee, which consists of Messrs. Cloud (Chairman), Compton, Dooley, Ellis, Kellogg and Obernauer and Ms. Pearce, is primarily responsible for reviewing the scope of the audits conducted by the Company's independent accountants, analyzing the reports and recommendations of the accountants, and reviewing various internal audit reports.

The Nominating Committee, which consists of Messrs. Weintraub (Chairman), Dooley, Ellis and Fiondella, is responsible for nominating the slate of directors to be recommended for election to the Company's Board of Directors at the Annual Stockholders' Meeting. It is not anticipated that an Annual Meeting will be held prior to consummation of the Merger. However, the Nominating Committee will consider recommendations for director nominations from shareholders for the Annual Meeting in the year 2001 if held. Shareholders wishing to propose nominees for consideration can do so by writing to Lee G. Kuckro, Secretary, at the principal executive office of the Company. In addition, shareholders who wish to nominate candidates for election to the Board may do so by complying with the nomination requirements of the Company's By-laws. Information concerning these requirements may be obtained by writing the Company's Secretary.

The Human Resources Committee, which consists of Messrs. Dooley (Chairman), Cloud, Ellis, Fiondella, Kellogg and Obernauer and Ms. Pearce, determines the compensation of senior management, subject to the authority reserved to the Board of Directors. The Committee also administers the Company's incentive bonus plans and stock option plans.

During the fiscal year ended September 30, 2000, the Board of Directors met six times, the Executive Committee did not meet, the Audit Committee met four times, the Nominating Committee did not meet and the Human Resources Committee met three times. Each director other than Messrs. Compton and Fiondella attended at least 75% of the aggregate number of meetings of the Board and the committees on which he or she served.

Compensation of Non-employee Directors

Non-employee directors receive an annual retainer of $10,000, a fee of $2,000 for each meeting of the Board attended and a fee of $750 for each committee meeting or informational meeting attended. Non-employee committee chairmen receive an additional $500 for each meeting of that committee which they attend. Through August 31, 2000, non-employee directors participated in the Non-Employee Director Equity Plan and certain stock option plans as described below. Effective August 31, 2000, in anticipation of the pending Merger, these plans were terminated and no further payments will be made. As described in the Proxy Statement, non-employee directors will receive cash and stock distributions with respect to these plan benefits in connection with the Merger.

Prior to August 31, 2000, under the Non-Employee Director Equity Plan, a portion of the annual retainer and per meeting fee of each non-employee director (but not less than 50% of the annual retainer for any director) was deferred and, at the conclusion of the applicable deferral period the shares were to be paid in shares of Company common stock. The number of shares paid was to be based on market value at the time of deferral, with shares delivered to the directors after a five-year period or earlier under specified circumstances. Under the 1994 and 2000 Non-Employee Director Stock Option Plans, each non-employee director annually received a five-year option to purchase 2,500 shares of Common Stock, exercisable at the current market price on the date of grant.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Based on review of copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended September 30, 2000 all such reporting requirements were complied with in a timely manner.

Pending Merger

Additional information concerning the pending Merger as it relates to directors and executive officers of the Company is set forth in the Proxy Statement and incorporated by reference herein to the extent specified in Part I, Item 1 of this Form 10-K.



Item 11.  Executive Compensation
--------------------------------

Report of the Human Resources Committee

The Human Resources Committee of the Board of Directors (the "Committee") determines the compensation of the Chief Executive Officer and other executive officers. The Committee also has responsibility for the Company's incentive bonus plans and equity and stock option plans. The Company's compensation philosophies and determinations are based on the policies described in this report and on industry-specific compensation data collected and analyzed with the assistance of a compensation consulting firm.

The Company's compensation practices, which relate to all officers including the Chief Executive Officer, are designed to attract, retain, and reward senior executives who contribute to the long- and short-term success of the Company's business. One of the tools used by the Committee to design a competitive program was a review of compensation packages offered by a group of regional brokerage firms which are substantially the same firms as those used in constructing the share performance chart.

The Company's executive compensation arrangements in effect during fiscal 2000 consisted of base salary, a Management Incentive Plan providing formula-based incentive compensation, a Key Professionals Equity Plan mandating that a portion of that incentive compensation be invested in Company stock, the Advest Equity Plan allowing the discretionary purchase of additional shares of Company stock, and stock option grants. Senior executives may also be eligible for retirement compensation under the Company's Executive Post-Employment Income Plan. (One individual named in the Summary Compensation Table set forth below became an executive officer during the course of fiscal 2000 and received incentive compensation under a previously established plan, rather than the Management Incentive Plan.)

It is customary in the industry for a substantial majority of total compensation to be provided to executives through bonus payments and stock vehicles. The Committee's compensation philosophy is consistent with this industry norm. The Committee focuses on the compensation program in its entirety considering together all components. During fiscal 1999, the Committee altered the peer companies used for compensation comparison to be consistent with the peer group presented in the Share Performance Chart. Additionally, the compensation philosophy was modified to provide greater differentiation among executives. This comparison and philosophy was continued for fiscal 2000.

During fiscal 2000, the base salary for the Chief Executive Officer and other key executives was maintained at levels established during fiscal 1999, which the Committee determined to be competitive following a review conducted during that year. Consistent with the belief that a significant portion of management's compensation should be tied to financial performance, variable compensation through bonuses and stock vehicles continues to comprise the majority of executive compensation.

The Management Incentive Plan for fiscal 2000 provided for incentive compensation for executive officers based upon the Company's pretax net income over specified thresholds and individual performance. The threshold levels established for fiscal 2000 exceeded those for the prior fiscal year, reflecting the Committee's view that continued enhancement of profitability is very important and should be rewarded. The revised formula for determining incentive compensation to be paid to individuals adopted in fiscal 1999 was continued for fiscal 2000. This formula gives increased emphasis to individual performance and achievement of specified goals. Pretax net income during fiscal 2000 did surpass the threshold levels and the levels reached during fiscal 1999. Based on the plan formula and on individual performance, amounts were paid to the Chief Executive Officer and other executive officers as shown in the accompanying table. Because of the significant increases in pretax net income during fiscal 2000 over prior years, notwithstanding the increase in threshold levels, incentive compensation for fiscal 2000 was significantly above levels for the prior year.

Under the Key Professional Equity Plan a portion of incentive compensation over $100,000 received by certain executive officers was invested in restricted shares of the Company's stock on a mandatory basis. Officers older than 61 or holding more than $2 million in Company stock may decline participation and officers under certain employment agreements may be excluded from participation. The percentage of compensation over the $100,000 threshold invested under this plan by the participating named executive officers for fiscal 2000 varied from 20% to 35% on a marginal basis. Investments under this plan for fiscal 2000 were made at 150% of book value, which equaled approximately 79% of current market value at the time the investments were made. The shares acquired under this plan are subject to restrictions and possible forfeiture for 36 months after acquisition.

During fiscal 2000, option grants were made to the Chief Executive Officer and other top executive officers to provide long term incentives. Larger option grants were provided to several key executives consistent with the revised compensation philosophy adopted during fiscal 1999. Executives were also given the opportunity to acquire restricted stock in the Advest Executive Equity Plan. These option grants and restricted stock investments further support the Company's and Committee's objective of encouraging greater equity ownership by executive officers and linking a significant portion of management's compensation to increasing shareholder value.

As described in the Proxy Statement, further purchases or restricted stock or grants of options under the Company's plans have been terminated in anticipation of the Merger. Upon consummation of the Merger, all previously issued and outstanding options held by the executive officers and other employees will be cashed out at the difference between the exercise price of the option and the cash price paid in the Merger. Fifty percent of all outstanding restricted shares awards will be cashed out and the remaining 50% will be converted into shares of The MONY Group Inc. common stock. With respect to the top executive officers, these MONY shares will continue to be restricted, providing an ongoing incentive for retention of those executive officers.

               Richard G. Dooley, Chairman         Sanford Cloud, Jr.
               William B. Ellis                    Robert W. Fiondella
               Peter R. Kellogg                    Marne Obernauer, Jr.
               Barbara L. Pearce

Summary Compensation Table

The following table sets forth all compensation earned by or paid or awarded to the current Chief Executive Officer and the next four most highly compensated executive officers of the Company for all services rendered in all capacities for the periods shown. No information is presented for years prior to the year in which the individual became an executive officer of the Company.



                                                         Annual                     Long Term
                                                         ------                     ---------
                                                      Compensation                 Compensation
                                                      -------------                ------------
                                                                           Restricted        Securities
                                       Fiscal                                 Stock          underlying        All Other
 Name and Principal Position            Year      Salary/(1)/   Bonus      Awards($)/(2)/      Options       Compensation/(3)/
 ---------------------------            ----      -----------   -----      --------------      -------       -----------------
Grant W. Kurtz/(5)/(6)/                 2000        275,000    796,200         318,995          28,198              5,950
  President and Chief                   1999        257,500    330,669          79,440          26,200              7,200
  Executive Officer                     1998        240,000    455,000          131,250          1,878              7,550

Allen G. Botwinick/(5)/(4)/             2000        155,000    297,500           66,498          8,224              5,600
  Executive Vice President              1999        152,500    158,768           18,365          7,200              7,550
  of Administration and                 1998        150,000    244,000           45,000            512              8,186
  Operations

George A. Boujoukos/(5)/(4)/            2000        200,000    320,000                0          9,419              5,950
  Senior Executive Vice                 1999        200,000    204,997                0          9,257              6,850
  President and Director                1998        200,000    275,000                0          1,741              7,550
  Capital Markets of
  Advest, Inc.

Martin M. Lilienthal/(5)/(4)/           2000        160,000    403,000                0          7,800              5,950
  Executive Vice President,             1999        152,500    183,998           26,235          7,200              7,200
  Treasurer and Chief Financial         1998        145,000    248,000           46,250            536              7,550
  Officer

Daniel J. Mullane/(4)/                  2000        160,000    404,000          111,457         23,980              6,251
  President of the Advest,
  Inc. Private Client Group

----------
(1) Includes the portion of pre-tax compensation invested in the Company's common stock and options by the executive officers at their election under the Advest Equity Plan. This program allows executive officers to invest up to 7.5% of their pre-tax compensation in units consisting of one share of common stock and one stock purchase option at a unit purchase price equal to the fair market value of the common stock. Option grants to executive officers under this program are made in January equal to share purchases during the preceding calendar year and are reflected in Securities Underlying Options for the fiscal year when received. The shares and options vest, respectively, three and five years after calendar year end and will be forfeited under certain circumstances if employment ends before vesting.

(2) Includes the value of Company shares purchased with a portion of incentive compensation for the named executive officers on a mandatory basis under the Key Professionals Equity Plan. Shares acquired under the Key Professionals Equity Plan were purchased at a 20% discount from fair market value and vest three years after grant. All such restricted shares will be forfeited under certain circumstances if employment ends before vesting.

(3) Includes direct and matching cash contributions made by the Company to 401(k) accounts of the executive officers through 9/30/00 and certain commissions earned by the executive officers.

(4) The named executive officer is party to an agreement with the Company providing for severance payments of up to five years' base salary and certain other benefits if the executive is terminated without cause or terminates for good reason following or within six months prior to a change of control. The named executive officer is also party to a similar agreement with The MONY Group Inc. and the Company dated 8/23/00 which becomes effective upon consummation of the Merger.

(5) At 9/30/00, the named executive officer participated in the Company's Executive Post-Employment Income Plan, a non-qualified defined benefit plan covering certain senior executives designated by the Board. The plan is designed to provide those senior executives with income for 10 years after retirement equal to a target percentage of their final average compensation. Average compensation includes base pay and bonus (disregarding any bonus in excess of 50% of base compensation) and is measured over the highest three consecutive years during the 10 years prior to retirement. The target percentage is 1% for each year of service with the Company before 10/1/93 and 1.5% for each year of service after 10/1/93. The plan will provide supplemental benefits to reach the target percentage, after taking account of one-half of an assumed level of social security benefits and the annuity value of the senior executive's retirement plan accounts attributable to Company contributions and projected earnings. At 9/30/00, estimated annual benefits payable at normal retirement age to the named executive officers were as follows: Kurtz ($117,876); Botwinick ($44,776); Boujoukos ($35,939); and Lilienthal ($52,044).

 (6) Prior to August 23, 2000, Mr. Kurtz was a party to an employment agreement with the Company dated 10/1/97, amended as of 4/1/99, providing for continued employment as Chief Executive Officer through 9/30/04. The agreement provided that Mr. Kurtz' compensation will be set by the Human Resources Committee, but in no event will his base salary be less than his base salary on 10/1/97, nor will his share of payments under the Management Investment Plan be less than that of any participant. On August 23, 2000, Mr. Kurtz entered into a new Employment Agreement with MONY and the Company that replaced his prior agreement. Concurrently, he entered into a further agreement providing benefits in the event The MONY Group Inc. undergoes a change of control following the Merger. The terms of these agreements are summarized in the Proxy Statement.

Option Grants in Last Fiscal Year

The following table summarizes option grants made during the fiscal year ended September 30, 2000 to the executive officers named in the Summary Compensation Table.

                                                                        Potential Realizable
                                                                          Value at Assumed
                                                                        Annual Rates of Stock
                                                                       Price Appreciation for
                                   Individual Grants/(1)/                  Option Term /(2)/
                                   ----------------------                  -----------------
                                    % of Total
                       Number of     Options
                      Securities    Granted to
                      Underlying    Employees     Exercise
                        Options     in Fiscal      Price      Expiration
Name                    Granted        Year      ($/Share)       Date         5%          10%
----                    -------        ----      ---------       ----         --          ---
Grant W. Kurtz          25,800         6.30%        17.75       3/2/08     218,651      523,706
                         2,398         0.59%        17.75     12/31/06      17,328       40,382
Allen G. Botwinick       7,800         1.90%        17.75       3/2/08      66,104      158,330
                           424         0.10%        17.75     12/31/06       3,593        8,607
George A. Boujoukos      7,800         1.90%        17.75       3/2/08      66,104      158,330
                         1,619         0.40%        17.75     12/31/06      11,699       27,264
Martin M. Lilienthal     7,800         1.90%        17.75       3/2/08      66,104      158,330
Daniel J. Mullane          647         0.16%        18.13     12/31/06       4,774       11,125
                        23,333         5.70%        22.56      7/17/08     201,921      483,636

----------

(1) All option grants were made under The Advest Group, Inc. 1993 or 1999 Stock Option Plans other than the grant of 647 shares to Mr. Mullane, which was made under the 2000 Advest Equity Plan. All grants were made with an exercise price equal to the closing price per share of the Company's Common Stock on the grant date. Option holders may use previously owned shares to pay all or part of the exercise price. Under the terms of the Merger Agreement, option holders will receive a cash payment equal to the value of the option in excess of its exercise price on the Effective Date of the Merger.

(2) The assumed annual appreciation is calculated from the grant date through the last date the option may be exercised. Any actual gains on options will depend on the future performance of the Common Stock and overall stock market conditions and may be more or less than the values shown.

Option Exercises and Fiscal Year-End Values

The following table summarizes option exercises during the fiscal year ended September 30, 2000 by the executive officers named in the Summary Compensation Table and the value of their unexercised options at September 30, 2000. The value of unexercised in-the-money options is calculated by determining the difference between the exercise price of the options and the fair market value of the shares of Common Stock on September 30, 2000 ($31.69).

                                                   Number of Securities           Total Value of Unexercised
                                                 Underlying Unexercised Stock     in-the-Money Stock Options
                                                  Options at Fiscal Year-End          at Fiscal Year-End
                                                  --------------------------          ------------------
                          Shares
                        Acquired on    Value
Name                     Exercise      Realized   Exercisable   Unexercisable    Exercisable    Unexercisable
----                     --------      --------   -----------   -------------    -----------    -------------
Grant W. Kurtz            50,000       $482,667     6,050          57,034         $79,787         $818,420
Allen G. Botwinick        18,500        246,344     1,800          13,140          23,738          183,075
George A. Boujoukos        7,500         90,469     7,800          22,982         159,866          339,157
Martin M. Lilienthal      18,500        247,125     1,800          14,276          23,738          211,589
Daniel J. Mullane          3,333         37,287     7,500          32,967         154,060          376,141

Share Performance Chart

The following chart compares the value of $100 invested in the Company's Common Stock on September 30, 1995 during the five-year period through September 30, 2000, with a similar investment in the Standard and Poor's 500 Index or in a peer group consisting of six comparable regional securities firms. The chart assumes reinvestment of any dividends and peer group investment weighted by relative market capitalization at the beginning of each year.

                          [GRAPH APPEARS HERE]


                   Fiscal Year Ended September 30,
                    1995    1996     1997    1998    1999    2000
--------------------------------------------------------------------
  Advest            $100    $107     $290    $226    $204    $359
  Peer Group         100     118      252     218     273     419
  S&P 500            100     120      169     184     236     267
--------------------------------------------------------------------

Peer Group Companies:

Dain Rauscher Corporation  First Albany Companies, Inc.   Legg Mason, Inc.
Morgan Keegan, Inc.        Raymond James Financial, Inc.  Stifel Financial Corp.


Pending Merger

Additional information concerning the pending Merger as it relates to Executive Compensation is set forth in the Proxy Statement and incorporated by reference herein to the extent specified in Part I, Item 1 of this Form 10-K.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------

Ownership by Directors and Executive Officers

The following table sets forth the beneficial ownership of the Company's Common Stock as of October 19, 2000 by each director, by each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. All individuals named in the table have sole voting and investment power over the shares reported as owned, except as otherwise noted.

                                         Number               Percentage
               Name                      of Shares(1)         of Class
               ----                      ------------         --------

               Allen G. Botwinick           49,877    (2)          *
               George A. Boujoukos          97,200    (2)(4)      1.09%
               Sanford Cloud, Jr.            7,198    (3)          *
               Ronald E. Compton             2,391                 *
               Richard G. Dooley            17,162                 *
               William B. Ellis              6,279                 *
               Robert W. Fiondella          15,942                 *
               Peter R. Kellogg          1,614,612    (3)(4)     18.08%
               Grant W. Kurtz              162,032    (2)(3)(4)   1.81%
               Martin M. Lilienthal         61,316    (2)(3)       *
               Daniel J. Mullane            18,649    (2)
               Marne Obernauer, Jr.          6,438                 *
               Barbara L. Pearce             6,438                 *
               Allen Weintraub             180,495    (2)(4)      2.02%

               All directors and
                executive officers
               as a group (17 persons)  2,362,297    (2)(3)     26.46%



--------
* Less than one percent

(1) As used in this Proxy Statement, "beneficial ownership" means sole or shared power to vote and/or sole or shared investment power with respect to shares of common stock, or the right to acquire such power within 60 days. Individual totals include the following restricted shares held under Advest equity plans: Botwinick (10,619); Boujoukos (16,171); Cloud (1,280); Compton (558); Dooley (1,280); Ellis (1,280); Fiondella (4,443); Kellogg
     (112); Kurtz (17,347); Lilienthal (4,132); Mullane (3,834); Obernauer (1,039); Pearce (3,352); Weintraub (1,788); all directors and executive officers as a group (107,788). Restricted shares held under the Non-Employee Director Equity Plan represent an unfunded book reserve. Individual totals also include the following shares subject to options exercisable within 60 days of 12/1/99: Botwinick (1,800); Boujoukos (7,800); Cloud (3,999); Compton (833); Dooley (3,999); Ellis (3,999);
     Fiondella (3,999); Kurtz

     (6,050); Lilienthal (1,800); Mullane (7,500); Obernauer (833); Pearce (2,499); all directors and executive officers as a group (53,585).

(2)  Includes the following shares held in Advest Thrift Plan ESOP and 401(k)
     Accounts: Botwinick (5,091); Boujoukos (4,726); Kurtz (668); Lilienthal (3,311); Mullane (24); Weintraub (4,726); all directors and executive officers as a group (28,302).

(3) Includes the following shares owned by members of such persons' immediate families residing in the same household: Kellogg (1,164,500); Kurtz (4,000); Lilienthal (1,206); all directors and executive officers as a group (1,170,513). Beneficial ownership of certain of these shares may be disclaimed.

(4) The named individual is party to a Support Agreement dated August 23, 2000 with The MONY Group Inc. As further described in the Merger Agreement, this Support Agreement contains provisions concerning voting by the individuals of shares of the Company's Common Stock.

Ownership by Certain Other Persons

The following table sets forth information regarding all persons known to the Company to be the beneficial owner of more than five percent of the Common Stock of the Company as of October 19, 2000.

                                              Number               Percentage
          Name and Address                    of Shares            of Class
          ----------------                    ---------            --------

          Mr. Peter R. Kellogg
          c/o Spear, Leeds & Kellogg
          120 Broadway
          New York, NY 10271                  1,614,612(1)         18.08%

          The Advest Thrift Plan
          Advest, Inc., as Fiduciary
          90 State House Square
          Hartford, CT 06103                    530,257(2)          5.94%

          Dimensional Fund Advisors
          1299 Ocean Avenue
          Santa Monica, CA  90401               560,633(3)          6.28%

_________
(1) Such information as to beneficial ownership is derived from a Report on Form 4 for August 2000 filed by Mr. Kellogg. In that Form 4, Mr. Kellogg reported direct beneficial ownership of 450,112 shares. In addition, Mr. Kellogg reported indirect beneficial ownership as follows: 910,000 shares held by a corporation of which Mr. Kellogg is the sole holder of voting stock; 100,000 shares held by Mr. Kellogg's spouse; 100,000 shares held by a trust established by Mr. Kellogg and his spouse; 20,000 shares held by a non-profit corporation of which Mr. Kellogg is a trustee; and 34,500 shares held by a firm of which Mr. Kellogg is a Senior Managing Director. Mr. Kellogg disclaimed beneficial ownership of such indirect holdings. Mr. Kellogg has entered into a Support Agreement pursuant to which he voted his shares in favor of the merger at the Shareholder Meeting held on November 20, 2000.

(2) Represents shares held by the Advest Thrift Plan (the "ATP") in participant ESOP accounts (411,236 shares) and 401(k) accounts (119,021 shares). Advest, Inc. is trustee for the ATP. Participants may direct the voting of shares in their ATP ESOP and 401(k) accounts, and may buy or sell shares in their 401(k) accounts. Continuing employees may dispose of shares in ESOP accounts only through a diversification election available when they are age 55 and have participated in the ESOP for at least 10 years.

(3) Such information as to beneficial ownership is derived from a Report on Form 13F for the month of September 2000 filed by Dimensional Fund Advisors.

Pending Merger

Additional information concerning the pending Merger as it relates to ownership of the Company's Common Stock is set forth in the Proxy Statement and incorporated by reference herein to the extent specified in Part I, Item 1 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Several of the Company's subsidiaries, including Advest, Inc. and Advest Bank and Trust Company ("Advest Bank"), extend credit in the ordinary course of their business. Advest, Inc. is a registered broker-dealer and extends credit in connection with its customers' margin accounts under Regulation T of the Federal Reserve Board. Advest Bank is a Federally-chartered capital stock bank which, through November 30, 1999, made residential, consumer and commercial loans in the ordinary course of its business. Several directors and executive officers, nominees for director, and members of such persons' families and entities related to them, may have margin accounts with Advest, Inc. or have had loans from Advest Bank or both, which are, individually or in the aggregate, in excess of $60,000. In each case such loans have been made in the ordinary course of business of Advest, Inc. or Advest Bank, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. Additional information concerning the pending Merger as it relates to this item is set forth in the Proxy Statement and incorporated by reference herein to the extent specified in Part I, Item 1 of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE ADVEST GROUP, INC.


                               By /s/ David A Horowitz     January 29, 2001